Form 10KSB
period 1999-12-31
PROMOS INC
filed 2000-04-05
CIK 1096182

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-KSB Annual Report
                        Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 31, 1999
                           Commission File No. 0-27943

                                  Promos, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


          Colorado                                         84-1209909
      ---------------                               ------------------------
     (State or other                               (IRS Employer File Number)
      jurisdiction of
      incorporation)

          6000 E. Evans, Suite 2-020
                Denver, Colorado                                   80222
      -------------------------------------------------------------------
      (Address of principal executive offices)                  (zip code)


                                 (303) 758-3537
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

       Securities to be Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, $.0.001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $129,660. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1999 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 1, 2000, was 10,033,600.

     References in this document to "us," "we," or "the Company" refer to Promos, Inc.

                                     PART I

     (a) General Development of Business

     We are a Colorado corporation. Our principal business address is 6000 E. Evans, Suite 2- 020, Denver, Colorado 80222.

     We were incorporated under the laws of the State of Colorado on September 24, 1992. We are a full service, innovative brand marketing organization whose activities are centered around our client's products.

     On August 30, 1999, our shareholders approved an 8,000-for-one forward split of the Common Stock. As of the date of this Registration Statement, we have 10,033,600 shares of Common Stock issued and outstanding.

     The Company has not been subject to any bankruptcy, receivership or similar proceeding.


     (b) Narrative Description of the Business

     General

     We have had operations since inception. No independent market surveys have ever been conducted to determine demand for our products and services. During this period, we have had operations and generated revenues. We also have had minimal profit from time to time, although we were unprofitable last fiscal year. Our fiscal year end is December 31st.

     Organization

     We are comprised of one corporation with no subsidiaries or parent entities.

     We are filing this Form 10-SB on a voluntary basis because we plan to engage in equity and/or debt financing in the foreseeable future and believe that our fund raising will be enhanced by having a record of regular disclosure under the Securities Exchange Act of 1934 (the "1934 Act"). We have no plans in the foreseeable future, under any circumstances, to terminate our registration under the 1934 Act.

     (c) Operations

     Since inception, we have been a full service, innovative brand marketing organization whose activities are centered around our client's products. Brand marketing builds the value of the brand by connecting it with target audiences to achieve strategic marketing objectives.

     Our efforts are organized into four operating segments, composed of promotional products and marketing services. The marketing services segment includes promotion marketing, brand strategy and identity, presence marketing and consumer event marketing. Each one of the segments has similar products and services, production processes, types of clients, distribution methods and regulatory environments. We attempt to physically connect the brand with identified target markets and individuals through repeated exposure to merchandise that builds brand awareness, enhances brand recognition and creates brand loyalty.

     PROMOTION MARKETING. This segment connects the brand with the consumer at strategic points of contact through consumer and retail promotion, merchandising and sponsorship activation.

     BRAND STRATEGY AND IDENTITY. This segment connects a company product, service or image with a target audience by creating, revitalizing, or leveraging a brand through brand identity, design, and integrated communication programs.

     PRESENCE  MARKETING.  This  segment  connects  the  brand  with the  target
audience  through  sports  and  corporate  sponsorships,   licensing,  corporate
meetings, events and sales incentive programs.

     RELATIONSHIP MARKETING. This segment connects the brand with the target audience through consumer events--including a new product sampling and brand awareness programs.

     We plan to continue to generate revenues in each of these segments and to focus on expanding our client base as a method of developing our business.

     Our larger clients include: First Trust, Incorporated, a subsidiary of Fiserv, Inc.; KMGH-TV, Channel 7, the ABC affiliate in Denver; Distinctive Properties, a real estate broker in the Denver Metropolitan area; ReMax, a worldwide real estate franchising company; Hallmark Entertainment; and the National Potato Promotion Board.

     In addition we plan to expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

     We have one full-time employee, our President, who receives a salary. Our Secretary-Treasurer has agreed to allocate a portion of his time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their collectively devoting approximately sixty hours per month to our business affairs, consequently, conflicts of interest may arise with respect to the limited time commitment of such officers. These officers will use their best judgements to resolve all such conflicts.

     (d) Markets

     Our marketing plan is focused completely on expanding our client base. We will use the efforts of our officers and directors and will rely upon the satisfaction of previous clients to market our services.

     (e) Raw Materials

     The use of raw materials is not now material factor in our operations at the present time.

     (f) Customers and Competition

     At the present time, we expect to be an insignificant participant among the firms which engage in the brand marketing industry. There are a number of established companies, most of which are larger and better capitalized than we are and/or have greater personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. There can be no guarantee that we will continue to generate substantial revenues or continue to be profitable.

     (g) Backlog

     At December 31, 1999, we had no backlogs.

     (h) Employees

     At as of the date hereof, we have one employee. We do not plan to hire employees in the future.

     (i) Proprietary Information

     We own no proprietary information.

     (j) Government Regulation

     We are not subject to any material governmental regulation or approvals.

     (k) Research and Development

     We have never spent any amount in research and development activities.

     (l) Environmental Compliance

     We are not subject to any costs for compliance with any environmental laws.

Item 2.   Description of Properties.

     Our business office is located at 6000 E. Evans, Suite 2-020, Denver, Colorado 80222. We pay $336 per month in rent for this office space to an unaffiliated third party under a lease which expires on February 28, 2001. We have no properties other than office equipment and furniture.

Item 3.   Legal Proceedings.

     No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

Item 4.   Submission of Matters to a Vote of Security Holders.

     We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters.

     (a) Principal Market or Markets

     Our securities have never been listed for trading on any market and are not quoted at the present time. We have applied to trade on the NASD Over-the-Counter Bulletin Board. However, at the present time, we do not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon our eventual size. To the extent, however, that trading will be conducted in the Over-the-Counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.

     (b) Approximate Number of Holders of Common Stock

     As of the March 1, 2000, a total of 10,033,600 of our common shares were outstanding. The number of holders of record of our common stock at that date was approximately thirty-five..

     (c) Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) The Securities Enforcement and Penny Stock Reform Act of 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

     (e) Blue Sky Compliance

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.

Item 6.   Management's Discussion and Analysis or Plan of  Operation.

Forward-Looking Statements

     The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

     When used in this  discussion,  words  such as  "believes",  "anticipates",
"expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

     We have generated revenues from operations since inception. We were profitable for the twelve months ended December 31, 1999. We had revenues of $129,660, compared to revenues of $115,441 for the same period ended December 31, 1998. Total expenses for the twelve months ended December 31, 1999 were $46,845 compared to expenses of $44,845 for the same period ended December 31, 1998. Our operating expenses during the fiscal year ended December 31, 1999 increased slightly from the previous year. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

     Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

     Gross profit from operations was $55,507 or approximately 43% of gross revenues for the year ended December 31, 1999, compared to $37,725 or approximately 33% of gross revenues for the year ended December 31, 1998, an increase by approximately 10%.

     The principal difference between 1999 and 1998 was the increase of gross revenues and a modest profit. We have replaced the projects which had terminated so that the revenues for fiscal year 1999 exceeded those of 1998. Our operating expenses did not increase proportionately, so we had a small profit of $6,109 in 1999 as compared to a loss of $8,376 in 1998 and expect the profitability trend to continue for the next fiscal year.

Liquidity and Capital Resources

     Net cash increased to $21,581 for the year ended December 31, 1999, compared to $746 for the year ended December 31, 1998.

     Accounts receivable decreased slightly for the year ended December 31, 1999 to $10,641, compared to $15,741 for the year ended December 31, 1998.

     Prepaid Expenses increased to $680 for the year ended December 31, 1999, compared to $100 for the year ended December 31, 1998.

     Accounts payable decreased for the year ended December 31, 1999 to $2,960, compared to $9,986 for the year ended December 31, 1998.

     We were modestly profitable in 1999 but sustained a loss in 1998. Our operating expenses were relatively the same during both periods. Larger client projects account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will continue to be profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for an acquisition candidate, although we have concluded no acquisitions and have spoken with no potential candidates.

     We feel that we have inadequate working capital to pursue any business opportunities other than seeking additional clients or an acquisition candidate. During the next twelve months, we plan to investigate an offering of our securities, whether through a private placement or a public offering. At the present time, we have no firm arrangements with regard to either type of offering. We do not intend to pay dividends in the foreseeable future.

Item 7.   Financial Statements.


                                  PROMOS, INC.


                                  AUDIT REPORT

                 For the Years Ended December 31, 1999 and 1998


                           Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                     1777 South Harrison Street, Suite 2100
                             Denver, Colorado 80210

                                  PROMOS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



ITEM                                                                       PAGE
----                                                                       ----

Report of Certified Public Accountant..................................      F-2

Balance Sheets,
December 31, 1999 and 1998 ............................................ F-3, F-4

Statements of Operations, for the years
Ended December 31, 1999 and 1998 ......................................      F-5

Statements of Stockholders' Equity, for
The years ended December 31, 1999 and 1998 ............................      F-6

Statements of Cash Flows, for the years ended
December 31, 1999 and 1998  ...........................................      F-7

Notes to Financial Statements ......................................... F-8, F-9

                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                     1777 South Harrison Street, Suite 2100
                             Denver, Colorado 80210





Board of Directors
Promos, Inc.
6000 Evans Avenue, Building 2-20
Denver, Colorado 80222-5406



I have audited the accompanying Balance Sheets of Promos, Inc. as of December 31, 1999 and 1998, and the Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 1999 and 1998.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations.

In my opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Promos, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flow for the years ended December 31, 1999 and 1998.





/s/ Janet Loss
Janet Loss, C.P.A., P.C.



March 29, 2000

                                  PROMOS, INC.


                                 BALANCE SHEETS
                 For the Years Ended December 31, 1999 and 1998



      ASSETS                                                1999            1998
      ------                                                ----            ----

CURRENT ASSETS:
Cash and cash equivalents ........................         21,587        $   746
Accounts receivable, net of
Allowance of for doubtful accounts
$0 and $839 ......................................         10,641         15,741
Prepaid Expenses .................................            680            100
                                                          -------        -------
     Total Current Assets ........................         32,908         16,587
                                                          -------        -------
Fixed assets at cost, net
Of accumulated depreciation
Of $1,600 and $1,280 .............................              0            320

Security Deposit .................................            260            260
                                                          -------        -------

     Total Assets ................................        $33,168        $17,167
                                                          =======        =======

                                            PROMOS, INC.

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                                      1999                 1998
-------------------                                                       ----                 ----

Accounts Payable ................................................   $    2,960          $    9,986

Sales and Payroll Taxes Payable .................................        1,487               1,577

Corporate Income Taxes Payable ..................................        2,194                   0

Accrued Expenses ................................................            0               3,840
Bank's Line of Credit,
     Current Portion ............................................        6,711               4,126
                                                                     ---------           ---------

Total Current Liabilities .......................................       13,352              19,529
                                                                     ---------           ---------

LONG TERM LIABILITIES:

Stockholder's Loan ..............................................            0               4,500
                                                                     ---------           ---------

     Total Liabilities ..........................................   $   13,352          $   24,029
                                                                     ---------           ---------

STOCKHOLDERS' EQUITY:

Preferred Stock, 10,000,000 shares
Of non-voting authorized, par value
Of $0.01 per share, none issued .................................            0                   0

Common  stock,  par value of $.001,
per share, 50,000,000 shares authorized,
10,033,600 and 10,000,000 shares
issued and outstanding at December 31, 1999 .....................       10,034               1,250

Additional Paid-in-Capital ......................................       11,785                   0

Retained earnings (Deficit) .....................................       (2,003)             (8,112)
                                                                     ---------           ---------

Total Stockholders' Equity ......................................       19,816              (6,862)
                                                                     ---------           ---------

Total Liabilities and
Stockholders' Equity ............................................   $   33,168          $   17,167
                                                                     =========           =========


* Shares Adjusted for an 8,000 for 1 forward split of common stock. The accompanying notes are an integral part of the financial statements.

                                       PROMOS, INC.

                                 STATEMENTS OF OPERATIONS
                      For the Years Ended December 31, 1999 and 1998

                                                                  1999                 1998
                                                                  ----                 ----
REVENUES:
Sales ..................................................   $    129,660          $    115,441
                                                           ------------          ------------
COSTS OF GOODS SOLD:
Purchases and freight ..................................         74,153                77,716
                                                           ------------          ------------
   GROSS PROFIT ........................................         55,507                37,725
                                                           ------------          ------------

OPERATING EXPENSES:
Advertising ............................................            970                   748
Auto Expenses ..........................................            566                   787
Auto Rental ............................................          4,840                 4,840
Delivery and Postage ...................................            970                 1,006
Depreciation Expense ...................................            320                   320
Dues and subscriptions .................................            574                 1,175
Employee Benefits ......................................          2,557                 4,266
Insurance Expense ......................................            754                 1,044
Licenses and Taxes .....................................          2,461                 1,226
Office Supplies and Expenses ...........................          3,777                 2,606
Officer's Salary .......................................         15,500                15,000
Professional fees ......................................            699                     0
Rent and Maintenance ...................................          4,217                 6,209
Samples ................................................            621                   451
Telephone Expenses .....................................          4,714                 4,451
Travel and Entertainment ...............................          3,305                   716
                                                           ------------          ------------
     Total Operating Expenses ..........................         46,845                44,845
                                                           ------------          ------------
NET INCOME (LOSS) BEFORE
OTHER (EXPENSES) .......................................          8,662                (7,120)
                                                           ------------          ------------

OTHER INCOME AND (EXPENSES):
Interest Income ........................................            150                    18
Interest (Expense) .....................................           (509)               (1,074)
                                                           ------------          ------------
   Total Other Income and
   (Expenses) ..........................................           (359)               (1,056)
                                                           ------------          ------------
Net Income (Loss) before
   Provision for Income Taxes ..........................          8,303                (8,176)
Provision for Income Taxes .............................          2,194                   200
                                                           ------------          ------------
NET INCOME (LOSS) ......................................   $      6,109          $     (8,376)
                                                           ============          ============

NET INCOME (LOSS) PER SHARE ............................   $       .001          $      (.001)
                                                           ============          ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ..........     10,000,900            10,000,000
                                                           ============          ============

* Adjusting for August 30, 1999 forward split, 8000-1 basis. The accompanying notes are an integral part of the financial statements.

                                                 PROMOS, INC.

                                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                For the Years Ended December 31, 1999 and 1998

                                                   Common                                                                  Total
                                                    Stock                           Additional          (Deficit)      Stockholders'
                                                  Number of     Common Stock         Paid-in             Retained         Equity
                                                    Shares          Amount           Capital             Earnings        (Deficit)
                                                  ---------     ------------        ----------          ----------     -------------
Balance
January, 1998 .........................             1,250        $    1,250                 0         $      264         $    1,514

Net loss for
the year ended
December 31,
1998 ..................................                 0                 0                 0             (8,376)        $   (8,376)
                                               ----------        ----------        ----------         ----------         ----------


Balance
December 31, 1998 .....................             1,250        $    1,250        $        0         $   (8,112)        $   (6,862)

8,000 for 1,
forward split
on August 30,
1999 ..................................         9,998,750             8,750            (8,750)                 0                  0

October 1, 1999
shares issued
for cash, $1.00
per share less
deferred offering
costs .................................            33,600                34            20,535                  0             20,569

Net Income for
the year ended
December 31,
1999 ..................................                 0                 0                 0              6,109              6,109
                                               ----------        ----------        ----------         ----------         ----------
Balance December
31, 1999 ..............................        10,033,600        $   10,034        $   11,785         $   (2,003)        $   19,816
                                               ==========        ==========        ==========         ==========         ==========




    The accompanying notes are an integral part of the financial statements.

                                  PROMOS, INC.

                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
                                                              1999                    1998
                                                              ----                    ----
     Net Income (Loss) ...............................   $  6,109                   $ (8,376)

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:

     Depreciation ....................................        320                        320

     Decrease (Increase) in
         Accounts receivable .........................      5,100                      2,530

   (Increase) in prepaid
         Expenses ....................................       (580)                      (100)

   Increase (Decrease) in
         Payables ....................................     (4,922)                    (3,273)

   Increase in Accrued
        Expenses .....................................     (3,840)                     3,450
   Increase in Banks
        Line of Credit ...............................      2,585                      4,126
                                                         --------                   --------

     Cash Provided (Used)By
     Operating Activities ............................      4,772                     (1,323)
                                                         --------                   --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Decrease in Stockholders'
      Loan ...........................................     (4,500)                    (2,000)

     Issuance of common stock, net of
    Offering costs of 12,031 .........................     20,569                          0
                                                         --------                   --------

     Net Cash Provided (Used) by
         Financing Activities ........................     16,069                     (2,000)
                                                         --------                   --------

CASH, BEGINNING OF PERIOD ............................        746                      4,069
                                                         --------                   --------

CASH, END OF PERIOD ..................................   $ 21,587                   $    746
                                                         ========                   ========



    The accompanying notes are an integral part of the financial statements.

                                  PROMOS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998


NOTE I - ORGANIZATION AND HISTORY

The Company is a Colorado corporation and has been incorporated since September 24, 1992. The business purpose of this corporation is to engage in the sale of promotional products to other business companies.


NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The company record income and expenses on the accrual method.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less.

Sales and Expenses

Sales and expenses are recorded using the accrual basis of accounting.

Fixed Assets and Accumulated Depreciation

Fixed assets consists of office equipment and are stated at cost less accumulated depreciation which is provided for by charges to operations over the estimated useful lives of the assets. The assets are depreciated over five years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Offering Costs

Costs ($13,031) associated with the Company's private offerings have been charged to the proceeds of the offering.

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at December 31, 1999 and 1998 is as follows:

                         Accounts Receivable          Accounts Payable

     Current                    45%                        100%
     30-60 days                 40%
     over 60 days               15%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $366.00 per month and currently has a two year lease from March 1, 1999 through February 28, 2001.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $15,500.00 and $15,000.00 for 1999 and 1998, respectively to its president. The Company also pays auto rental for its president, this is currently $403.38 per month.

NOTE VI - LINE OF CREDIT

The Company has obtained a line of credit for $35,000.00. The interest rate varies and is approximately 10.50 percent.

Item 8.  Disagreements With Accountants on Accounting and  Financial Disclosure.

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our Directors and Executive Officers, their ages and positions held in the Company as of December 31, 1999 are as follows:

     NAME                          AGE        POSITION HELD
     ----                          ---        -------------

     Judith F. Harayda              51        President and Director

     Stephan R. Levy                60        Secretary, Treasurer and Director

     Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. There are no family relationships among our Officers and Directors, nor are there any arrangements or understandings between any of our Directors or Officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     Ms. Harayda should be considered the "parent" or "promoter" of our Company because of the shareholdings and control positions held by her in us.

     Judith F. Harayda . Ms. Harayda has been the President and a Director of the Company since inception. She has also previously been President of United Venture Capital Fund, Inc. and the Treasure of New World Publishing, Inc., both of which were public companies at the time. Ms. Harayda received a Bachelors Degree in Education from Edinboro University.

     Stephan R. Levy. Mr. Levy has been Secretary-Treasurer and a Director of the Company since inception. He has been retired since August, 1990. Prior to that time, he was an officer and director of Tofruzen, Inc., a public company which manufactured and marketed a non-dairy frozen dessert, novelty food products, and promotional items. He has previously served as Secretary-Treasurer of two public companies, Central Oil Corp. and United Venture Capital Fund, Inc. He attended the University of Texas and graduated in 1961 from the University of Colorado with a Bachelor of Science in Business. He is a member of the International Monetary Market, which is a division of the Chicago Mercantile Exchange and was appointed by the Governor of Colorado as a member of the Colorado Municipal Bond Supervisory Board.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally,
Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10- KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our Officers or Directors made timely filings of their Forms 3 and 5 in the last fiscal year. All such persons eventually made the filings and have been advised concerning their responsibilities regarding future compliance with these rules.

Item 10.  Executive Compensation.

     None of our executive officers received compensation in excess of $100,000 during the fiscal years ended December 31, 1997, 1998, or 1999. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000. Our President, Judith F. Harayda, received compensation of $15,500, $15,000, and $17,340 for 1999, 1998, and 1997, respectively. Ms. Harayda serves as our President on a full-time basis.

     We have granted no shares of our capital stock as additional compensation and have no plans to do so.

     For the fiscal years 1997, 1998, and1999, we paid our President's health care. We have a Self Employment pension plan for the benefit of our President.
We have no plans or agreements which provide compensation on the event of termination of employment or change in our control.

     We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of- pocket expenses incurred by them in connection with our business.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following sets forth the number of shares of the Registrant's $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 1999, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and
(iii) the Officers and Directors of the Registrant as a group. These shares reflect an 8,000- for-one forward split of the Common Stock.

Name and Address                        Amount and Nature of          Percent of
of Beneficial Owner                     Beneficial Ownership(1)(2)       Class
-------------------                     -------------------------     ----------

Judith F.Harayda(3)                           8,000,000                  80%
6000 E. Evans, Suite 2-020
Denver, Colorado 80222

Stephan R. Levy                                  -0-                     -0-
2121 South Oneida, #332
Denver, Colorado 80224

All Officers and Directors as a Group         8,000,000                  80%
(two persons)

(1)  All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

Item 12.  Certain Relationships and Related Transactions.

     We paid our President, Judith F. Harayda, salary expenses of $15,000 during fiscal year 1998. We also paid her auto rental, which is currently $403.38 per month, and auto insurance.

     On August 30, 1999, our shareholders approved an 8,000- for-one forward split of the Common Stock. As of the date of this Registration Statement, we have 10,033,600 shares of Common Stock issued and outstanding.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

          (a) The following financial information is filed as part of this report:

               (1)  Financial Statements
               (2)  Schedules
               (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

         Exhibit No.              Description
         ----------               -----------

            +3A                   Articles of Incorporation

            +3B                   Amended and Restated Articles of Incorporation

            +3C                   Bylaws


     + Previously Filed.

          (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Promos, Inc.



Dated:  4/3/00                                By: /s/ Judith F. Harayda
                                                  ------------------------------
                                                  Judith F. Harayda
                                                  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                              CHIEF FINANCIAL OFFICER



Dated: 4/3/00                                 By: /s/ Stephan R. Levy
                                                  ------------------------------
                                                  Stephan R. Levy
                                                  Treasurer and Director


Dated:  4/3/00                                By: /s/ Judith F. Harayda
                                                  ------------------------------
                                                  Judith F. Harayda
                                                  Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   FORM 10-KSB

                                    EXHIBITS
                                       TO
                                  Promos, Inc.

                                INDEX TO EXHIBITS


Exhibit                                                          Page or
Number          Description                                      Cross Reference
-------         -----------                                      ---------------

  +3A           Articles of Incorporation                             N/A

  +3B           Amended and Restated Articles of Incorporation        N/A

  +3C           Bylaws                                                N/A

+ Previously Filed.