Form 10KSB/A
period 1999-12-31
PROMOS INC
filed 2000-05-12
CIK 1096182

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-KSB/A Annual Report
                                 Amendment No. 1
                        Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 31, 1999
                           Commission File No. 0-27943

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

     (b) Approximate Number of Holders of Common Stock

     As of the date hereof, a total of 10,033,600 of our common shares were outstanding. The number of holders of record of our common stock at that date was approximately one hundred ten. These shares reflect an 8,000-for-one forward split of the common stock.

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


                                              Promos, Inc.



Dated:  4/9/00                                By: /s/ Judith F. Harayda
                                                  ------------------------------
                                                  Judith F. Harayda
                                                  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                              CHIEF FINANCIAL OFFICER



Dated: 4/9/00                                 By: /s/ Stephan R. Levy
                                                  ------------------------------
                                                  Stephan R. Levy
                                                  Treasurer and Director


Dated:  4/9/00                                By: /s/ Judith F. Harayda
                                                  ------------------------------
                                                  Judith F. Harayda
                                                  Director

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