Form 10QSB
period 2000-03-31
PROMOS INC
filed 2000-05-12
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

                           Commission File No. 0-27943

                                  Promos, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


             Colorado                                   84-1209909
          ---------------                         ------------------------
         (State or other                         (IRS Employer File Number)
          jurisdiction of
          incorporation)

                6000 E. Evans, Suite 2-020
                     Denver, Colorado                             80222
          --------------------------------------                 --------
         (Address of principal executive offices)               (zip code)


                                 (303) 758-3537
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No  [ ]

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of March 31, 2000 were 10,033,600 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                                  PROMOS, INC.


                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



ITEM                                                                        PAGE
----                                                                        ----

Report of Certified Public Accountant ...................................      3

Balance Sheets,
March 31, 2000 and December 31, 1999 ....................................  4 & 5

Statements of Operations, for the three
Months Ended March 31, 2000 and March 31, 1999 ..........................      6

Statements of Cash Flows, for the three months
Ended March 31, 2000 and March 31, 1999 .................................      7

Statements of Stockholders' Equity (Deficit) ............................      8

Notes to Financial Statements ........................................... 9 & 10

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT




Board of Directors
Promos, Inc.



I have reviewed the accompanying Balance Sheets of Promos, Inc. as of March 31, 2000 and the related statements of income and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally or applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.




/s/ Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.



May 5, 2000

                                            PROMOS, INC.

                                           BALANCE SHEETS


                                                                                            Audited
                                                                 March 31,                December 31,
      ASSETS                                                       2000                       1999
      ------                                                     -------                  ------------
CURRENT ASSETS:

Cash and cash equivalents .....................................  $19,651                    $21,587

Accounts receivable, net of
Allowance of for doubtful accounts
$0 and $839 ...................................................    6,827                     10,641

Prepaid Expenses ..............................................      680                        680

Receivable, Stockholder .......................................      631                          0
                                                                 -------                    -------

     Total Current Assets .....................................   27,789                     32,908
                                                                 -------                    -------
Fixed assets at cost, net
Of accumulated depreciation
Of $1,631 and $1,600 ..........................................      907                          0

Security Deposit ..............................................      260                        260
                                                                 -------                    -------

     Total Assets .............................................  $28,956                    $33,168
                                                                 =======                    =======

































                                            PROMOS, INC.

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable ..............................................     $  5,187                  $  2,960

Sales and Payroll Taxes Payable ...............................          722                     1,487

Corporate Income Taxes Payable ................................        2,194                     2,194

Bank's Line of Credit,
     Current Portion ..........................................        1,370                     6,711
                                                                    --------                  --------

Total Current Liabilities .....................................        9,473                    13,352
                                                                    --------                  --------

LONG TERM LIABILITIES: ........................................            0                         0
                                                                    --------                  --------

STOCKHOLDERS' EQUITY:

Preferred Stock, 10,000,000 shares
of non-voting authorized, par value
of $0.01 per share, none issued ...............................            0                         0

Common stock, par value of $.001,
per share, 50,000,000 shares authorized,
10,033,600 shares issued and
outstanding ...................................................       10,034                    10,034

Additional Paid-in-Capital ....................................       11,785                    11,785

Retained earnings (Deficit) ...................................       (2,336)                   (2,003)
                                                                    --------                  --------

Total Stockholders' Equity ....................................       19,483                    19,816
                                                                    --------                  --------

Total Liabilities and
Stockholders' Equity ..........................................     $ 28,956                  $ 33,168
                                                                    ========                  ========










The accompanying notes are an integral part of the financial statements.



                                            PROMOS, INC.

                                      STATEMENTS OF OPERATIONS

                                                                                                       For the Three
                                                                                                   Months Ended March 31,
                                                                                             2000                          1999
                                                                                             ----                          ----
REVENUES:
Sales ...............................................................                 $     24,474                  $     26,097
                                                                                      ------------                  ------------
COSTS OF GOODS SOLD:
Purchases and freight ...............................................                       12,452                         8,881
                                                                                      ------------                  ------------
   GROSS PROFIT .....................................................                       12,022                        17,216
                                                                                      ------------                  ------------

OPERATING EXPENSES:
Advertising .........................................................                          271                           904
Auto Expenses .......................................................                          157                           105
Auto Rental .........................................................                        1,040                         1,210
Delivery and Postage ................................................                          179                            66
Dues and subscriptions ..............................................                          204                           130
Depreciation Expense ................................................                           31                            80
Employee Benefits ...................................................                          763                           520
Insurance Expense ...................................................                          215                           215
Legal and accounting ................................................                        1,250                            95
Licenses and Taxes ..................................................                          801                           459
Office Supplies and Expenses ........................................                          379                           804
Officer's Salary ....................................................                        4,500                         7,000
Rent and Maintenance ................................................                        1,008                         1,356
Samples .............................................................                          234                           305
Telephone Expenses ..................................................                          537                         1,364
Travel and Entertainment ............................................                          731                           759
                                                                                      ------------                  ------------
     Total Operating Expenses .......................................                       12,300                        15,372
                                                                                      ------------                  ------------
NET INCOME (LOSS) BEFORE
OTHER (EXPENSES) ....................................................                         (278)                        1,844
                                                                                      ------------                  ------------

OTHER INCOME AND (EXPENSES):
Interest Income .....................................................                          109                             9
Interest (Expense) ..................................................                         (164)                         (112)
                                                                                      ------------                  ------------
   Total Other Income and
   (Expenses) .......................................................                          (55)                         (103)
                                                                                      ------------                  ------------
Net Income (Loss) before
   Provision for Income Taxes .......................................                         (333)                        1,741
Provision for Income Taxes ..........................................                            0                           348
                                                                                      ------------                  ------------
NET INCOME (LOSS) ...................................................                 $       (333)                 $      1,393
                                                                                      ============                  ============
   Net Income (Loss)per share .......................................                          N/A                           N/A
                                                                                      ============                  ============
NUMBER OF SHARES OUTSTANDING ........................................                   10,033,600                    10,000,000(1)
                                                                                      ============                  ============

(1)  Adjusting for an 8,000 for 1 forward split on August 30, 1999.


The accompanying notes are an integral part of the financial statements.


                                            PROMOS, INC.

                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              For the Three Months Ended March 31, 2000


                                               Common                                                                      Total
                                               Stock                               Additional          (Deficit)       Stockholders'
                                             Number of         Common Stock          Paid-in           Retained           Equity
                                               Shares             Amount             Capital           Earnings          (Deficit)
                                             ---------         ------------        ----------          --------        -------------
Balance
January 1, 2000 ...................         10,033,600         $   10,034         $   11,785         $   (2,003)         $   19,816


Net (loss) for
the three
months ended
March 31, 2000 ....................                  0                  0                  0               (333)         $     (333)
                                            ----------         ----------         ----------         ----------          ----------

Balance March
31, 2000 ..........................         10,033,600         $   10,034         $   11,785         $   (2,336)         $   19,483
                                            ==========         ==========         ==========         ==========          ==========
























The accompanying notes are an integral part of the financial statements.


                                            PROMOS, INC.

                                      STATEMENTS OF CASH FLOWS
                         For the Three Months Ended March 31, 2000 and 1999


                                                                         2000                       1999
                                                                         ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss) ........................................      $   (333)                  $  1,393

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation .............................................            31                         80

     Decrease in Accounts
         Receivable ...........................................         3,814                        201

   Increase in Receivable,
         Stockholder ..........................................          (631)                         0

   Increase in Payables .......................................         1,462                     (2,258)

   Increase (Decrease) in Bank's
        Line of Credit ........................................        (5,341)                       565
                                                                     --------                   --------

     Cash Provided (Used) By
     Operating Activities .....................................          (998)                       (19)
                                                                     --------                   --------

CASH FLOWS FROM FINANCING
ACTIVITIES:

     Increase in Fixed Assets .................................          (938)                         0
                                                                     --------                   --------

       Net Increase (Decrease) in Cash ........................        (1,936)                       (19)
                                                                     --------                   --------

CASH, BEGINNING OF PERIOD .....................................        21,587                        746
                                                                     --------                   --------

CASH, END OF PERIOD ...........................................      $ 19,651                   $    727
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

Offering Costs

Offering costs of $13,031 associated with the Company's private offerings have been charged to the proceeds of the offering.

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at March 31, 2000 is as follows:

                            Accounts Receivable             Accounts Payable
Current                            40%                           100%
30-60 days                         30%
over 60 days                       30%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $366.00 per month and currently has a two year lease from March 1, 1999 through February 28, 2001.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $4,500.00 and $7,000.00 for March 21, 2000 and 1999, respectively to its president. The Company also pays auto rental for its president, this is currently $403.38 per month.

NOTE VI - LINE OF CREDIT

The Company has obtained a line of credit for $35,000.00. The interest rate varies and is approximately 10.50 percent.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

     Our revenues decreased from $26,097 for the three months ended March 31, 1999 to $24,474 for the three months ended March 31, 2000. The decrease was primarily due to the completion of a project.

     Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

     Gross profit from operations was $12,022 for the three months ended March 31, 2000, a decrease from $17,216 for the three months ended March 31, 1999.

     Our operating expenses were $12,300 for the three months ended March 31, 2000 compared to $15,372 for the three months ended March 31, 1999. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

     While our revenues have been slightly lower for the first fiscal quarter of 2000 as compared to the first fiscal quarter of 1999, our operations have been essentially at the same level. We believe that we may see an increase in revenue as the fiscal year progresses. It is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

     Cash at the end of the period increased to $19,651 for the three months ended March 31, 2000, compared to $727 for the three months ended March 31, 1999.

     Accounts receivable decreased for the three months ended March 31, 2000 to $6,827, compared to $10,641 for the three months ended March 31, 1999.

     Prepaid Expenses remained constant for both reporting periods at $680.

     Accounts payable increased for the three months ended March 31, 2000 to $5,187 compared to $2,960 for the three months ended March 31, 1999.

     We were profitable for the first fiscal quarter of 1999 but sustained a small loss in the first fiscal quarter of 2000. Our operating expenses were relatively the same during both periods. The variation in revenues on client projects accounts for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will again become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for an acquisition candidate, although we have concluded no acquisitions and have spoken with no potential candidates.

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


     Year 2000 Compliance

     Our IT systems and non-IT systems requiring Year 2000 modification have been completed. In addition, we do not foresee a need to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems.

                           PART II- OTHER INFORMATION

ITEM 1.   Legal Proceedings

     No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.


ITEM 2.   Changes in Securities and Use of Proceeds.

     Not applicable

ITEM 3.   Defaults upon Senior Securities.  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K.

          Exhibit No. 27.1- Financial Data Schedule

     No reports on Form 8-K were filed as of the most recent fiscal quarter.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Promos, Inc.



Dated:  5/11/00                                 By: /s/ Judith F. Harayda
                                                   -----------------------------
                                                   Judith F. Harayda
                                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                CHIEF FINANCIAL OFFICER



Dated: 5/11/00                                  By: /s/ Stephan R. Levy
                                                   -----------------------------
                                                   Stephan R. Levy
                                                   Treasurer and Director




Dated:  5/11/00                                 By: /s/ Judith F. Harayda
                                                   -----------------------------
                                                   Judith F. Harayda
                                                   Director