Form 10QSB
period 2000-06-30
PROMOS INC
filed 2000-08-21
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000.

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                                  PROMOS, INC.


                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



ITEM                                                                        PAGE
----                                                                        ----

Report of Certified Public Accountant ...................................      3

Balance Sheets,
June 30, 2000 and December 31, 1999 (Audited)............................      4

Statements of Operations, for the three and six
Months Ended June 30, 2000 and 1999......................................      5

Statements of Cash Flows, for the six
Months Ended June 30, 2000 and 1999......................................      6

Statements of Stockholders' Equity (Deficit).............................      7

Notes to Financial Statements ...........................................  8 & 9

                         PART I - FINANCIAL INFORMATION

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT




Board of Directors
Promos, Inc.



I have reviewed the accompanying Balance Sheet of Promos, Inc. as of June 30, 2000 and the related statements of income and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.




/s/ Janet Loss
Janet Loss, C.P.A., P.C.



August 9, 2000



                                  PROMOS, INC.

                                 BALANCE SHEETS
                                                                                                          Audited
                                                                                 June 30,               December 31,
                                                                                  2000                     1999
                                                                                 -------                -----------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents .............................................         $ 16,489              $ 21,587
Accounts receivable, net of
Allowance of for doubtful accounts
$0 and $839 ...........................................................           50,200                10,641
Prepaid Expenses ......................................................              680                   680
Receivable, Stockholder ...............................................              637                     0
                                                                                --------              --------
     Total Current Assets .............................................           68,006                32,908
                                                                                --------              --------
Fixed assets at cost, net
Of accumulated depreciation
Of $1,678 and $1,600 ..................................................            1,516                     0

     Security Deposit .................................................              260                   260
                                                                                --------              --------
Total Assets ..........................................................         $ 69,782              $ 33,168
                                                                                ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable ......................................................         $ 23,177              $  2,960
Sales and Payroll Taxes Payable .......................................            1,264                 1,487
Corporate Income Taxes Payable ........................................            5,931                 2,194
Bank's Line of Credit,
     Current Portion ..................................................            4,980                 6,711
                                                                                --------              --------
Total Current Liabilities .............................................           35,352                13,352
                                                                                --------              --------
     LONG TERM LIABILITIES: ...........................................                0                     0
                                                                                --------              --------

STOCKHOLDERS' EQUITY:
Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued ......................................                0                     0
Common stock, par value of $.001,
 per share, 50,000,000 shares authorized,
 10,033,600 shares issued and
 outstanding ..........................................................           10,034                10,034
     Additional Paid-in-Capital .......................................           11,785                11,785
     Retained earnings (Deficit) ......................................           12,611                (2,003)
                                                                                --------              --------
Total Stockholders' Equity ............................................           34,430                19,816
                                                                                --------              --------
Total Liabilities and
Stockholders' Equity ..................................................         $ 69,782              $ 33,168
                                                                                ========              ========

The accompanying notes are an integral part of the financial statements.


                                  PROMOS, INC.

                            STATEMENTS OF OPERATIONS

                            For The Three For the Six
                                                         Months Ended              Months Ended
                                                       June 30                           June 30
                                                  2000           1999              20001999
                                                  ----           ----              --------
REVENUES:
Sales .......................................     $     61,821        $     31,212         $     86,295        $     57,309
                                                  ------------        ------------         ------------        ------------
COSTS OF GOODS SOLD:
Purchases and freight .......................           31,734               9,791               44,186              18,672
                                                  ------------        ------------         ------------        ------------
   GROSS PROFIT .............................           30,087              21,421               42,109              38,637
                                                  ------------        ------------         ------------        ------------
 OPERATING EXPENSES:
Advertising .................................                0                  16                  271                 920
Auto Expenses ...............................              325                 182                  482                 287
Auto Rental .................................            1,210               1,210                2,250               2,420
Delivery and Postage ........................              213                 185                  392                 251
Dues and subscriptions ......................              140                 197                  344                 327
Depreciation Expense ........................               47                  80                   78                 160
Employee Benefits ...........................            1,297               1,080                2,060               1,600
Filing and Transfer Fees ....................              759                   0                  759                   0
Insurance Expense ...........................              110                 216                  325                 431
Legal and accounting ........................            1,235                 195                2,485                 290
Licenses and Taxes ..........................              156                 500                  957                 959
Office Supplies and Expenses ................            1,223                  40                1,602                 844
Officer's Salary ............................            1,800               3,500                6,300              10,500
Rent and Maintenance ........................            1,009                 943                2,017               2,299
Samples .....................................              224                 127                  458                 432
Telephone Expenses ..........................              711               1,808                1,248               3,172
Travel and Entertainment ....................              795                 925                1,526               1,684
                                                  ------------        ------------         ------------        ------------
     Total Operating Expenses ...............           11,254              11,204               23,554              26,576
                                                  ------------        ------------         ------------        ------------
NET INCOME BEFORE
OTHER (EXPENSES) ............................           18,833              10,217               18,555              12,061
                                                  ------------        ------------         ------------        ------------

OTHER INCOME AND (EXPENSES):
Interest Income .............................              111                   9                  220                  18
Interest (Expense) ..........................             (261)               (232)                (425)               (344)
                                                  ------------        ------------         ------------        ------------
   Total Other Income and
   (Expenses) ...............................             (150)               (223)                (205)               (326)
                                                  ------------        ------------         ------------        ------------
Net Income (Loss) before Provision
   For Income Taxes .........................     $     18,683        $      9,994         $     18,350        $     11,735
                                                  ------------        ------------         ------------        ------------
Provision for Income Taxes ..................            3,736               2,129                3,736               2,477
                                                  ------------        ------------         ------------        ------------
NET INCOME (LOSS) ...........................     $     14,947        $      7,865         $     14,614        $      9,258
                                                  ============        ============         ============        ============
   Net Income Per share .....................             .001                .001                 .001                .001
                                                  ============        ============         ============        ============
NUMBER OF SHARES OUTSTANDING ................       10,033,600          10,000,000*          10,033,600          10,000,000*
                                                  ============        ============         ============        ============


* Adjusted for an 8,000 for 1 forward split on August 30, 1999. The accompanying notes are an integral part of the financial statements.

                                  PROMOS, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Six Months Ended June 30, 2000


                                               Common                                                                      Total
                                                Stock                               Additional         (Deficit)       Stockholders'
                                             Number of         Common Stock          Paid-in           Retained           Equity
                                               Shares             Amount             Capital           Earnings          (Deficit)
                                             ---------         ------------        ----------          --------        -------------

Balance January 1, 2000 .................     10,033,600        $   10,034        $   11,785        $   (2,003)        $   19,816
Net income for the six months
 ended June 30, 2000 ....................              0                 0                 0            14,614         $   14,614
                                              ----------        ----------        ----------        ----------         ----------

Balance June
30, 2000 ................................     10,033,600        $   10,034        $   11,785        $   12,611         $   34,430
                                              ==========        ==========        ==========        ==========         ==========

















    The accompanying notes are an integral part of the financial statements.

                                  PROMOS, INC.

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999



                                                               2000                      1999
                                                               ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss) ................................    $ 14,614                   $  9,258

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation .....................................          78                        160

     Decrease in Accounts
         Receivable ...................................     (39,559)                    (8,768)

   Increase in Receivable,
         Stockholder ..................................        (637)                         0

   Increase in Payables ...............................      23,731                      1,441

   Increase (Decrease)in Bank's
        Line of Credit ................................      (1,731)                    (2,818)
                                                           --------                   --------

     Cash Provided (Used)By
     Operating Activities .............................      (3,504)                      (727)
                                                           --------                   --------

CASH FLOWS FROM FINANCING
ACTIVITIES:

     Increase in Fixed Assets .........................      (1,594)                         0
                                                           --------                   --------

       Net Increase (Decrease) in Cash ................      (5,098)                      (727)
                                                           --------                   --------

CASH, BEGINNING OF PERIOD .............................    $ 21,587                   $  1,463
                                                           --------                   --------

CASH, END OF PERIOD ...................................    $ 16,489                   $    736
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

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at June 30, 2000 is as follows:

                                    Accounts Receivable      Accounts Payable
        Current                           45%                       100%
        30-60 days                        37%
        over 60 days                      18%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $366.00 per month and currently has a two year lease from March 1, 1999 through February 28, 2001.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $6,300.00 and $10,500.00 for June 30, 2000 and 1999, respectively to its president. The Company also pays auto rental for its president, this is currently $403.38 per month.

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

Results of Operations

     Our revenues increased from $31,212 for the three months ended June 30, 1999 to $61,821 for the three months ended June 30, 2000. Our revenues increased from $57,309 for the six months ended June 30, 1999 to $86,295 for the six months ended June 30, 2000. The increase was primarily due to work on a project.

     Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

     Gross profit from operations was $30,087 for the three months ended June 30, 2000, a increase from $21,421 for the three months ended June 30, 1999. Gross profit from operations was $42,109 for the six months ended June 30, 2000, a slight decrease from $38,637 for the six months ended June 30, 1999.

     Our operating expenses were steady at $11,254 for the three months ended June 30, 2000 compared to $11,204 for the three months ended June 30, 1999. Our operating expenses were slightly lower at $23,554 for the six months ended June 30, 2000 compared to $26,576 for the six months ended June 30, 1999. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

     Net income was $14,947 for the three months ended June 30, 2000, a increase from $7,865 for the three months ended June 30, 1999. Net income was $14,614 for the six months ended June 30, 2000, an increase from $9,258 for the six months ended June 30, 1999. Earnings per share were constant for all periods at $.001 per share.

     While our revenues have been higher for the second fiscal quarter and the first half of 2000 as compared to the second fiscal quarter and first half of 1999, our operations have been essentially at the same level. We believe that we may continue to see an increase in revenue as the fiscal year progresses. However, it is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

     Cash at the end of the period increased significantly to $16,489 for the six months ended June 30, 2000, compared to $736 for the six months ended June 30, 1999.

     Accounts receivable increased for the six months ended June 30, 2000 to $39,559, compared to an increase of $8,768 for the six months ended June 30, 1999.

     Prepaid Expenses remained constant for both reporting periods at $680.

     Accounts payable increased for the six months ended June 30, 2000 to $23,731 compared to $1,441 for the six months ended June 30, 1999.

     We were profitable for the second fiscal quarter and first half of 1999 and 2000. Our operating expenses were relatively the same during both periods. The variation in revenues on client projects continue to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will again become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during the second fiscal quarter, although we have concluded no acquisitions and have spoken with no potential candidates.

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



                                                Promos, Inc.



Dated:  8/21/00                                 By: /s/ Judith F. Harayda
                                                   -----------------------------
                                                   Judith F. Harayda
                                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                CHIEF FINANCIAL OFFICER



Dated:  8/21/00                                 By: /s/ Stephan R. Levy
                                                   -----------------------------
                                                   Stephan R. Levy
                                                   Treasurer and Director




Dated:  8/21/00                                 By: /s/ Judith F. Harayda
                                                   -----------------------------
                                                   Judith F. Harayda
                                                   Director