Form 10QSB
period 2000-09-30
PROMOS INC
filed 2000-11-13
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000.

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


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's common stock, par value $.0000001 per share, as of September 30, 2000 were 10,033,600 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements

Unaudited Balance Sheet at September
30, 2000 and December 31, 1999 Audited..................       1

Statements of Operations for three
And nine months ended September 30, 2000 and 1999.......       2

Statements of Cash Flows, for the nine
Months Ended September 30, 2000 and 1999................       3

Statements of Stockholders' Equity (Deficit)............       4

Notes to Financial Statements ...........................  5 & 6

                                  PROMOS, INC.
                                 BALANCE SHEETS

                                                                                               Audited
                                                                        September 30,        December 31,
      ASSETS                                                                 2000                1999
      ------                                                                 ----                ----
CURRENT ASSETS:
Cash and cash equivalents ............................................   $ 22,138              $ 21,587
Accounts receivable, net of
Allowance of for doubtful accounts
$0 and $839x .........................................................     11,508                10,641
Prepaid Expenses .....................................................        680                   680
Receivable, Stockholder ..............................................        636                     0
                                                                         --------              --------
     Total Current Assets ............................................     34,962                32,908
                                                                         --------              --------
Fixed assets at cost, net
Of accumulated depreciation
Of $1,678 and $1,600x ................................................      1,469                     0
     Security Deposit ................................................        260                   260
                                                                         --------              --------
Total Assets .........................................................   $ 36,691              $ 33,168
                                                                         ========              ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
Accounts Payable .....................................................   $ 13,342              $  2,960
Sales and Payroll Taxes Payable ......................................      1,219                 1,487
Corporate Income Taxes Payable .......................................          0                 2,194
Bank's Line of Credit,
     Current Portion .................................................          0                 6,711
                                                                         --------              --------
Total Current Liabilities ............................................     14,561                13,352
                                                                         --------              --------
     LONG TERM LIABILITIES: ..........................................          0                     0
                                                                         --------              --------
STOCKHOLDERS' EQUITY:
Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued .....................................          0                     0
Common stock, par value of $.001,
 per share, 50,000,000 shares authorized,
 10,033,600 shares issued and
 outstanding .........................................................     10,034                10,034
     Additional Paid-in-Capital ......................................     11,785                11,785
     Retained earnings (Deficit) .....................................        311                (2,003)
                                                                         --------              --------
Total Stockholders' Equity ...........................................     22,130                19,816
                                                                         --------              --------
Total Liabilities and
Stockholders' Equity .................................................   $ 36,691              $ 33,168
                                                                         ========              ========

The accompanying notes are an integral part of the financial statements.

                                  PROMOS, INC.
                            STATEMENTS OF OPERATIONS

                                                                      For The Three                           For the Nine
                                                                       Months Ended                           Months Ended
                                                                       September 30,                          September 30,
                                                                  2000               1999                 2000                1999
                                                                  ----               ----                 ----                ----
REVENUES:
Sales ..............................................       $     44,389        $     61,391        $    106,636        $    112,030
                                                           ------------        ------------        ------------        ------------
COSTS OF GOODS SOLD:
Purchases and freight ..............................             36,371              31,309              61,109              60,303
                                                           ------------        ------------        ------------        ------------
   GROSS PROFIT ....................................              8,018              30,082              45,527              51,727
                                                           ------------        ------------        ------------        ------------
 OPERATING EXPENSES:

Advertising ........................................              3,412                 235               3,683                 945
Auto Expenses ......................................                359                 225                 841                 675
Auto Rental ........................................                807               1,210               3,057               3,630
Delivery and Postage ...............................                 98                 141                 490                 424
Dues and subscriptions .............................                205                 195                 549                 771
Depreciation Expense ...............................                 47                  80                 125                 240
Employee Benefits ..................................              1,087                 705               3,147               2,121
Filing and Transfer Fees ...........................              1,752                   0               2,511                   0
Insurance Expense ..................................                218                 180                 543                 539
Legal and accounting ...............................              1,363                 241               3,848                 394
Licenses and Taxes .................................                342                 305               1,299               1,222
Office Supplies and Expenses .......................              1,622               1,824               3,224               4,445
Officer's Salary ...................................              4,061               1,500              10,361               9,000
Rent and Maintenance ...............................              1,008               1,008               3,025               3,445
Samples ............................................                169                 410                 627                 612
Telephone Expenses .................................                689               1,572               1,937               3,817
Travel and Entertainment ...........................              4,459                 421               5,985                 579
                                                           ------------        ------------        ------------        ------------
     Total Operating Expenses ......................             21,698              10,252              45,252              32,859
                                                           ------------        ------------        ------------        ------------
NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES) ..........................            (13,680)             19,830                 275              18,868
                                                           ------------        ------------        ------------        ------------

OTHER INCOME AND (EXPENSES):
Interest Income ....................................                 67                   4                 287                  11
Interest (Expense) .................................                (17)               (132)               (442)               (476)
                                                           ------------        ------------        ------------        ------------
   Total Other Income and
   (Expenses) ......................................                 50                (128)               (155)               (465)
                                                           ------------        ------------        ------------        ------------
Net Income (Loss) before Provision
   For Income Taxes ................................       $    (13,630)       $     19,702        $        120        $     18,403
                                                           ------------        ------------        ------------        ------------
Provision for Income Taxes .........................              5,036              (3,941)              2,194              (3,681)
                                                           ------------        ------------        ------------        ------------
NET INCOME (LOSS) ..................................       $     (8,594)       $     15,761        $      2,314        $     14,722
                                                           ============        ============        ============        ============
   Net Income Per share ............................              (.001)               .002               .0002                .002
                                                           ============        ============        ============        ============
NUMBER OF SHARES OUTSTANDING .......................         10,033,600          10,000,000          10,033,600          10,000,000
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of the financial statements.


                                  PROMOS, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  For the Nine Months Ended September 30, 2000



                                                Common                                                                Total
                                                 Stock                             Additional          (Deficit)   Stockholders'
                                               Number of      Common Stock           Paid-in            Retained       Equity
                                                 Shares          Amount              Capital            Earnings      (Deficit)
                                               ---------      ------------         ----------           ---------  -------------


Balance
January 1, 2000 ....................         10,033,600         $   10,034         $   11,785         $   19,816        $   (2,003)



Net income for the
nine months ended
September 30, 2000 .................                  0                  0                  0              2,314         $    2,314
                                             ----------         ----------         ----------         ----------         ----------


Balance September
 30, 2000 ..........................         10,033,600         $   10,034         $   11,785         $      311         $   22,130
                                             ==========         ==========         ==========         ==========         ==========













The accompanying notes are an integral part of the financial statements.

                                  PROMOS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999


                                                             2000                       1999
                                                             ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) ...............                   $  2,314                    $ 14,722

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation ....................                        125                         240

     Decrease in Accounts
         Receivable ..................                       (867)                      4,724

   Increase in Receivable,
         Stockholder .................                       (636)                          0

     (Increase) in Prepaid Expense ...                          0                      (1,089)

   Increase (Decrease) in Payables ...                      7,920                       3,549

     (Decrease) in Accrued Expenses ..                          0                      (3,840)

     (Decrease)in Bank's
        Line of Credit ...............                     (6,711)                     (4,126)
                                                         --------                    --------

     Cash Provided (Used) By
     Operating Activities ............                      2,145                      14,180
                                                         --------                    --------

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
     Increase in Fixed Assets ........                     (1,594)                          0
                                                         --------                    --------

     (Decrease) in Stockholders'
         Loan ........................                          0                      (3,924)
                                                         --------                    --------

     Net Cash (Used) by Financing
        Activities ...................                     (1,594)                     (3,924)

       Net Increase (Decrease) in Cash                        551                      10,256
                                                         --------                    --------

CASH, BEGINNING OF PERIOD ............                   $ 21,587                    $    746
                                                         --------                    --------

CASH, END OF PERIOD ..................                   $ 22,138                    $ 11,002
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

Accounting Method
-----------------

The company record income and expenses on the accrual method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents includes cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less.

Sales and Expenses
------------------

Sales and expenses are recorded using the accrual basis of accounting.

Fixed Assets and Accumulated Depreciation
-----------------------------------------

Fixed assets consists of office equipment and are stated at cost less accumulated depreciation which is provided for by charges to operations over the estimated useful lives of the assets. The assets are depreciated over five years.

Use of Estimates
----------------

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

Offering Costs
--------------

Offering costs of $13,031 associated with the Company's private offerings have been charged to the proceeds of the offering.

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at September 30, 2000 is as follows:

                         Accounts Receivable               Accounts Payable
Current                         100%                            100%
30-60 days                        0%
over 60 days                      0%

Bad Debt Policy
---------------

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $366.00 per month and currently has a two year lease from March 1, 1999 through February 28, 2001.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $10,361.00 and $9,000.00 for September 30, 2000 and 1999, respectively to its president. The Company also pays auto rental for its president, this is currently $403.38 per month.

NOTE VI - LINE OF CREDIT

The Company has obtained a line of credit for $35,000.00. The interest rate varies and is approximately 10.50 percent.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward- looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

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

Gross profit from operations was $8,018 for the three months ended September 30, 2000, a decrease from $30,082 for the three months ended September 30, 1999. Gross profit from operations was $45,527 for the nine months ended September 30, 2000, a decrease from $51,727 for the nine months ended September 30, 1999.

Our operating expenses increased to $21,698 for the three months ended September 30, 2000 compared to $10,252 for the three months ended September 30, 1999. Our operating expenses were higher at $45,252 for the nine months ended September 30, 2000 compared to $32,859 for the nine months ended September 30, 1999. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses, as well as advertising and travel.

Net income was a loss of $13,680 for the three months ended September 30, 2000, compared to income of $19,830 for the three months ended September 30, 1999. Net income was $275 for the nine months ended September 30, 2000, compared to $18,868 for the nine months ended September 30, 1999. Earnings per share were a negative $.001 for the nine months ended September 30, 1999 and otherwise constant for all other periods at $.002 per share. Our revenues decreased from $61,391 for the three months ended September 30, 1999 to $44,389 for the three months ended September 30, 2000. Our revenues decreased from $51,309 for the nine months ended September 30, 1999 to $45,527 for the nine months ended September 30, 2000. The decrease in net income during the last quarter was primarily a result expenses incurred for advertising costs and travel expenses paid in connection with a search for a suitable acquisition candidate.


During the fiscal quarter ended September 30, 2000, we attempted to aggressively pursued growth. Under our 1999 business plan, we began expanding sales and revenues, both internally and through potential combinations with other companies within our industry niche.

We began by advertising in trade publications, running 18 ads from July 2000 through October 2000.

In addition, we posted our ad on the websites of two of magazines for three months each, Also, we developed our own website to attract additional business and to look for potential merger/acquisition candidates (www.promosinc.net). We have received approximately 24 responses to the advertisements, but none have met our criteria. Most potential candidates would require substantially more capital than we have available. In addition,the uncertain market conditions which have prevailed over much of the year 2000 has made us reluctant to acquire a company which would require a substantial capital investment.

In July and August, we attended two industry conventions where we met with individuals to develop potential business relationships for our ongoing business and for potential acquisitions. At this point, we have had little success in our efforts and will look to expand our horizons into any potential business relationship to enhance revenues, earnings, and shareholder value.

In looking at our current operations, we believe that we may continue to see a slight increase in revenue as the fiscal year progresses. The advertising and travel expenses which we incurred in the fiscal quarter ended September 30, 2000 are complete. We do not expect them to recur. We have reasonable chance to be profitable this year.

Liquidity and Capital Resources

Cash at the end of the period increased to $22,138 for the nine months ended September 30, 2000, compared to $10,002 for the nine months ended September 30, 1999.

Accounts receivable increased for the nine months ended September 30, 2000 to $11,508, compared to $10,641 for the fiscal year ended December 31, 1999.

Prepaid Expenses remained constant for both reporting periods at $680.

Accounts payable increased for the nine months ended September 30, 2000 to $13,342 compared to $2,960 for the fiscal year ended December 31, 1999.

We were profitable for the nine months ended September 30, 1999 and 2000. We were not profitable for the fiscal quarter ended September 30, 2000. Our revenues were lower in the most recent fiscal quarter. However, the principal reason for our lack of profitability were extraordinary advertising and travel expenses. We do not expect to see these expenses recur. In all cases, we try to operate with minimal overhead. While ouur primary activity is to expand our client base, we will be seeking acquisition candidates to attempt to expand our operations. We have decided to expand our scope and to look for candidates in businesses which may or may not be similar to ours. Our plan is to build our Company in any manner which will be successful. As of the end of most recent fiscal quarter, we have concluded no acquisitions.

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



                                                Promos, Inc.



Dated:  11/10/00                                By: /s/ Judith F. Harayda
                                                   -----------------------------
                                                   Judith F. Harayda
                                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                CHIEF FINANCIAL OFFICER



Dated:  11/10/00                                By: /s/ Stephan R. Levy
                                                   -----------------------------
                                                   Stephan R. Levy
                                                   Treasurer and Director




Dated:  11/10/00                                By: /s/ Judith F. Harayda
                                                   -----------------------------
                                                   Judith F. Harayda
                                                   Director