Form 10KSB
period 2000-12-31
PROMOS INC
filed 2001-03-29
CIK 1096182

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2000
Commission File Number: 0-27943

Promos, Inc.,
(Exact Name of Small Business Issuer as specified in its charter)

                                                                           Colorado                                                                                                       84-1209909
                                             (State or other jurisdiction of incorporation)                                                       (IRS Employer File Number)

                                             6000 E. Evans, Suite 2-020, Denver, Colorado                                                                  80222
                                             (Address of principal executive offices)                                                                     (Zip Code)

(303) 758-3537
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

        Yes:    [X]      No:    [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

        State issuer’s revenues for its most recent fiscal year $137,294. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 2000 was $3,813,000. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 1, 2001, was 10,033,600.

        References in this document to "us," "we," or "the Company" refer to Promos, Inc.

PART I

        (a)   General Development of Business

        We are a Colorado corporation. Our principal business address is 6000 E. Evans, Suite 2-020, Denver, Colorado 80222.

        We were incorporated under the laws of the State of Colorado on September 24, 1992. We are a full service, innovative brand marketing organization whose activities are centered around our client’s products.

        On August 30, 1999, our shareholders approved an 8,000- for-one forward split of the Common Stock. As of the date of this Registration Statement, we have 10,033,600 shares of Common Stock issued and outstanding.

        The Company has not been subject to any bankruptcy, receivership or similar proceeding.

        (b)   Narrative Description of the Business

        We have had operations since inception. No independent market surveys have ever been conducted to determine demand for our products and services. During this period, we have had operations and generated revenues. We also have had minimal profit from time to time, although we were unprofitable last fiscal year. Our fiscal year end is December 31st. We are comprised of one corporation with no subsidiaries or parent entities.

        (c)   Operations

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

        In addition we plan to expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. During the last fiscal year, we had preliminary discussions with several companies concerning possible acquisitions. However, we had no definitive agreements, and, as of the date hereof, we have no business opportunities under investigation.

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

        (g)   Backlog

        At December 31, 2000, we had no backlogs.

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

Item 2.       Description of Properties.

        Our business office is located at 6000 E. Evans, Suite 2-020, Denver, Colorado 80222. We pay $417 per month in rent for this office space to an unaffiliated third party under a lease which expires on February 28, 2002. We have no properties other than office equipment and furniture.

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

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

        Our securities have traded on the NASD Over-the-Counter Bulletin Board since July, 2000 under the trading symbol PMOS. The following table sets forth the high and low bid quotation for our common stock for each quarterly period ended September and December, 2000. As of December 31, 2000, we had approximately 110 shareholders of record of our common stock. We believe that we also have additional shareholders who hold their shares in nominee names with their brokerage firms. Our common stock holders are entitled to receive dividends as declared by our Board of Directors from time to time. No dividends are anticipated to be paid in the foreseeable future.

                                                                                                                                            Bid Price
                                                                                                                     High                                           Low
                                                                                                                                             2000
                          Third Quarter                                                               $2.06                                             $0.1875
                          Fourth Quarter                                                             $1.875                                           $0.66

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

        When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

        We were not profitable for the twelve months ended December 31, 2000. We had revenues of $137,294, compared to revenues of $129,660 for the same period ended December 31, 1999. Gross profit from operations was $60,624 or approximately 44 % of gross revenues for the year ended December 31, 2000, compared to $55,507 or approximately 43% of gross revenues for the year ended December 31, 1999, an increase by approximately 1%.

        Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

        Total operating expenses for the twelve months ended December 31, 2000 were $63,847 compared to expenses of $46,845 for the same period ended December 31, 1999. Our operating expenses during the fiscal year ended December 31, 2000 increased slightly from the previous year. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        The principal difference between 2000 and 1999 was the increase of gross revenues and a modest loss. Our Accounts Receivable rose in the period. We had increased travel and entertainment which, along with professional fees associated with being public, gave us a small loss. So, we had a small loss of $3,360 in 2000 as compared to a profit of $6,109 in 1999.

Liquidity and Capital Resources

        Net cash decreased to $6,168 for the year ended December 31, 2000, compared to $21,587 for the year ended December 31, 1999.

        Accounts receivable increased for the year ended December 31, 2000 to $14,791, compared to $10,641 for the year ended December 31, 1999.

        Accounts payable increased for the year ended December 31, 2000 to $7,169, compared to $2,960 for the year ended December 31, 1999.

        We were modestly profitable in 1999 and had a modest loss in 2000. Our operating expenses were relatively the same during both periods. Collection on Accounts Receivable and larger expenses accounted for the difference between a profit and a loss. We continue to try to operate with minimal overhead. Our primary activity continues to be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will continue to be profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for an acquisition candidate. Although we have concluded no acquisitions, we have spoken with several potential candidates. We currently have no candidates under consideration.

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

Item 7.       Financial Statements.

PROMOS, INC.

AUDIT REPORT

For the Years Ended December 31, 2000 and 1999

Janet Loss, C.P.A., P.C.

Certified Public Accountant

1780 South Bellaire Drive, Suite 500

Denver, Colorado 80222

PROMOS, INC.

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

Report of Certified Public Accountant..............................          F-2

Balance Sheets,
December 31, 2000 and 1999 ........................................     F-3, F-4

Statements of Operations, for the years
Ended December 31, 2000 and 1999 ..................................          F-5

Statements of Stockholders' Equity, for
The years ended December 31, 2000 and 1999 ........................          F-6

Statements of Cash Flows, for the years ended
December 31, 2000 and 1999  .......................................          F-7

Notes to Financial Statements .....................................     F-8, F-9

Janet Loss, C.P.A., P.C.
Certified Public Accountant
1780 South Bellaire Dr., Suite 500
Denver, Colorado 80222

Board of Directors
Promos, Inc.
6000 Evans Avenue, Building 2-20
Denver, Colorado 80222-5406

Independent Auditor's Report

I have audited the accompanying Balance Sheets of Promos, Inc. as of December 31, 2000 and 1999, and the statements of Operations, Stockholders’ Equity, and Cash Flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the financial statements based on my audits.

My audit was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Promos, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flow for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

/s/ Janet Loss, C.P.A., P.C.

March 17, 2001

PROMOS, INC.

BALANCE SHEETS
For the Years Ended December 31, 2000 and 1999

      ASSETS                                              2000            1999
      ------                                              ----            ----

CURRENT ASSETS:
Cash and cash equivalents ....................          $ 6,168          $21,587
Accounts receivable, net of
Allowance of doubtful
Accounts of $0 ...............................           14,791           10,641
Prepaid Expenses .............................              680              680
Receivable, Stockholder ......................            1,403                0
                                                        -------          -------

     Total Current Assets ....................           23,042           32,908
                                                        -------          -------

Fixed assets at cost, net
Of accumulated depreciation
Of $1,815 and $1,600 .........................            1,809                0

Security Deposit .............................              260              260
                                                        -------          -------

     Total Assets ............................          $25,111          $33,168
                                                        =======          =======

PROMOS, INC.

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:                                       2000            1999
                                                           ----            ----

Accounts Payable ...............................       $  7,169        $  2,960

Sales and Payroll Taxes Payable ................          1,486           1,487

Corporate Income Taxes Payable .................              0           2,194

Bank's Line of Credit,
     Current Portion ...........................              0           6,711
                                                       --------        --------

Total Current Liabilities ......................          8,655          13,352
                                                       --------        --------

STOCKHOLDERS' EQUITY:

Preferred Stock, 10,000,000 shares
Of non-voting authorized, par value
Of $0.01 per share, none issued ................              0               0

Common stock, par value of $.001, per
share, 50,000,000 shares authorized,
10,033,600 shares issued and
outstanding ....................................         10,034          10,034

Additional Paid-in-Capital .....................         11,785          11,785

Retained earnings (Deficit) ....................         (5,363)         (2,003)
                                                       --------        --------

Total Stockholders' Equity .....................         16,456          19,816
                                                       --------        --------

Total Liabilities and
Stockholders' Equity ...........................       $ 25,111        $ 33,168
                                                       ========        ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2000 and 1999

                                                     2000                1999
                                                     ----                ----

REVENUES:
Sales ..................................       $    137,294        $    129,660
                                               ------------        ------------

COSTS OF GOODS SOLD:
Purchases and freight ..................             76,670              74,153
                                               ------------        ------------
   GROSS PROFIT ........................             60,624              55,507
                                               ------------        ------------

OPERATING EXPENSES:
Advertising ............................              4,412                 970
Auto Expenses ..........................                986                 566
Auto Rental ............................              4,840               4,840
Delivery and Postage ...................              1,526                 970
Depreciation Expense ...................                215                 320
Dues and subscriptions .................              1,122                 574
Employee Benefits ......................              4,060               2,557
Insurance Expense ......................                880                 754
Filing and Transfer fees ...............              2,861                   0
Licenses and Taxes .....................              1,704               2,461
Office Supplies and Expense ............              5,037               3,777
Officer's Salary .......................             16,000              15,500
Professional fees ......................              4,598                 699
Rent expense ...........................              4,033               4,217
Samples ................................                881                 621
Telephone Expenses .....................              2,963               4,714
Travel and Entertainment ...............              7,729               3,305
                                               ------------        ------------
     Total Operating Expenses ..........             63,847              46,845
                                               ------------        ------------
NET INCOME (LOSS) BEFORE
OTHER (EXPENSES) .......................             (3,223)              8,662
                                               ------------        ------------

OTHER INCOME AND (EXPENSES):
Interest Income ........................                306                 150
Interest (Expense) .....................               (443)               (509)
                                               ------------        ------------
   Total Other Income and
   (Expenses) ..........................               (137)               (359)
                                               ------------        ------------
Net Income (Loss) before
   Provision for Income Taxes ..........             (3,360)              8,303
Provision for Income Taxes .............                  0               2,194
                                               ------------        ------------
NET INCOME (LOSS) ......................       $     (3,360)       $      6,109
                                               ============        ============

NET INCOME (LOSS) PER SHARE ............       $     (.0003)       $       .002
                                               ============        ============
NUMBER OF SHARES OUTSTANDING ...........         10,033,600           3,342,567
                                               ============        ============

The accompanying notes are an integral part of the financial statements.

PROMOS, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2000 and 1999

                           Common                                               Total
                           Stock                    Additional    (Deficit)  Stockholders'
                         Number of   Common Stock    Paid-in      Retained      Equity
                           Shares      Amount        Capital      Earnings     (Deficit)
                         ---------  -------------   ----------    ---------  -------------

Balance,
January 1, 1999 ......        1,250   $    1,250   $        0    $   (8,112)   $   (6,862)

8,000 for 1,
forward split
on August 30, 1999 ...    9,998,750        8,750       (8,750)            0             0

October 1, 1999
shares issued for
cash, $1.00 per
share less
deferred offering
costs ................       33,600           34       20,535             0        20,569

Net Income for
the year ended
December 31, 1999 ...             0            0            0         6,109         6,109
                         ----------   ----------   ----------    ----------    ----------

Balance, December
31, 1999  ............   10,033,600   $   10,034   $   11,785    $   (2,003)   $   19,816

Net (Loss) for
the year ended
December 31, 2000 ...             0            0            0        (3,360)       (3,360)
                         ----------   ----------   ----------    ----------    ----------

Balance December
31, 2000  ............   10,033,600   $   10,034   $   11,785    $   (5,363)   $   16,456
                         ==========   ==========   ==========    ==========    ==========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000 and 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
                                                           2000           1999
                                                           ----           ----

     Net Income (Loss) .........................       $ (3,360)       $  6,109

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation ..............................            215             320
     Decrease (Increase) in
         Accounts receivable ...................         (4,150)          5,100
   (Increase) in prepaid
         Expenses ..............................              0            (580)
     Increase in Receivable,
         Stockholder ...........................         (1,403)              0
   Increase (Decrease) in
         Payables ..............................          4,208          (4,922)
   Increase in Accrued
        Expenses ...............................         (2,194)         (3,840)
   Increase in Banks
        Line of Credit .........................         (6,711)          2,585
                                                       --------        --------

     Cash Provided (Used)By
     Operating Activities ......................        (13,395)          4,772
                                                       --------        --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
     Increase in Fixed Assets ..................         (2,024)              0

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Decrease in Stockholders'
      Loan .....................................              0          (4,500)
     Issuance of common stock, net of
    Offering costs of 12,03x ...................              0          20,569
                                                       --------        --------
     Net Cash (Used) by
         Financing Activities ..................        (15,419)         20,841
                                                       --------        --------

CASH, BEGINNING OF PERIOD ......................         21,587             746
                                                       --------        --------

CASH, END OF PERIOD ............................       $  6,168        $ 21,587
                                                       ========        ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2000 and 1999

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

Offering Costs

Costs ($13,031) associated with the Company’s private offerings have been charged to the proceeds of the offering.

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at December 31, 2000 and 1999 is as follows:

                            Accounts Receivable            Accounts Payable
  Current                          65%                          100%
  30-60 days                       20%
  over 60 days                     15%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $417.00 per month and currently has a one year lease from March 1, 2001 through February 28, 2002.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $16,000.00 and $15,500.00 for 2000 and 1999, respectively to its president. The Company also pays auto rental for its president, this is currently $403.38 per month.

NOTE VI - LINE OF CREDIT

The Company has obtained a line of credit for $35,000.00. The interest rate varies and is approximately 9.50 percent.

Item 8.       Disagreements With Accountants on Accounting and Financial Disclosure.

        The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

PART III

Item 9.       Directors, Executive Officers, Promoters, and Control Persons; Compliance
        with Section 16(a) of the Exchange Act.

        Our Directors and Executive Officers, their ages and positions held in the Company as of December 31, 2000 are as follows:

        NAME                                    AGE               POSITION HELD

        Judith F. Harayda                  52                  President and Director

        Stephan R. Levy                    61                   Secretary, Treasurer and Director

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

        Judith F. Harayda. Ms. Harayda has been the President and a Director of the Company since inception. She has also previously been President of United Venture Capital Fund, Inc. and the Treasure of New World Publishing, Inc., both of which were public companies at the time. Ms. Harayda received a Bachelors Degree in Education from Edinboro University.

        Stephan R. Levy. Mr. Levy has been Secretary-Treasurer and a Director of the Company since inception. He has been retired since August, 1990. Prior to that time, he was an officer and director of Tofruzen, Inc., a public company which manufactured and marketed a non-dairy frozen dessert, novelty food products, and promotional items. He has previously served as Secretary-Treasurer of two public companies, Central Oil Corp. and United Venture Capital Fund, Inc. He attended the University of Texas and graduated in 1961 from the University of Colorado with a Bachelor of Science in Business and was appointed by the Governor of Colorado as a member of the Colorado Municipal Bond Supervisory Board.

        Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. No filings were required in the last fiscal year.

Item 10.       Executive Compensation.

        None of our executive officers received compensation in excess of $100,000 during the fiscal years ended December 31, 1998, 1999, or 2000. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000. Our President, Judith F. Harayda, received compensation of $16,000, $15,500, and $15,000 for 2000, 1999, and 1998, respectively. Ms. Harayda serves as our President on a full-time basis.

        We have granted no shares of our capital stock as additional compensation and have no plans to do so.

        For the fiscal years 1998, 1999, and 2000, we paid our President’s health care. We have a Self Employment pension plan for the benefit of our President. We have no plans or agreements which provide compensation on the event of termination of employment or change in our control.

        We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of- pocket expenses incurred by them in connection with our business.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

        The following sets forth the number of shares of the Registrant’s $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2000, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. These shares reflect an 8,000- for-one forward split of the Common Stock.

Name and Address                       Amount and Nature of           Percent of
of Beneficial Owner                    Beneficial Ownership (1)(2)       Class
-------------------                    --------------------------     ----------

Judith F.Harayda(3)                           8,000,000                   80%
6000 E. Evans, Suite 2-020
Denver, Colorado 80222

Stephan R. Levy                                   -0-                     -0-
2121 South Oneida, #330
Denver, Colorado 80224

All Officers and Directors as a Group         8,000,000                   80%
(two persons)
(1) All ownership is beneficial and on record, unless indicated otherwise.
(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

Item 12.       Certain Relationships and Related Transactions.

        We paid our President, Judith F. Harayda, salary expenses of $16,000 during fiscal year 2000. We also paid her auto rental, which is currently $403.38 per month, and auto insurance.

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

                          (a)  The following financial information is filed as part of this report:

(1) Financial Statements
(2) Schedules
(3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

                                          Exhibit No.                                                     Description
                                               +  3A                                                          Articles of Incorporation
                                               +  3B                                                          Amended and Restated Articles of Incorporation
                                               +  3C                                                          Bylaws

                                               +  Previously Filed.

                          (b)  Reports on Form 8-K. We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       PROMOS, INC.

Date: 3/27/01                                                                                           By: /s/   Judith F. Harayda
                                                                                                                                Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                       Chief Financial Officer

Date: 3/27/01                                                                                            By: /s/  Stephan R. Levy
                                                                                                                                Stephan R. Levy
                                                                                                                               Treasurer and Director

Date: 3/27/01                                                                                            By: /s/  Judith F. Harayda
                                                                                                                                Judith F. Harayda
                                                                                                                                Director

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

EXHIBITS
TO
Promos, Inc.

EXHIBIT INDEX

Exhibit                                                                                                                                 Page
Number                                                     Description                                                     Cross Reference

+  3A                                                         Articles of Incorporation

+  3B                                                         Amended and Restated Articles of Incorporation

+  3C                                                         Bylaws

+ Previously Filed.