Form 10QSB
period 2001-03-31
PROMOS INC
filed 2001-05-14
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                                              For the transition period from _______________ to ______________.

                                             Commission File Number 0-27943

Promos, Inc.
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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of March 31, 2001 were 10,033,600 common shares.

PROMOS, INC.

FORM 10-QSB QUARTERLY REPORT
For the Period Ended March 31, 2001

TABLE OF CONTENTS

PART 1 - FINANCIAL STATMENTS                                  PAGE
----------------------------                                  ----

Item 1. Financial Statements............................       3

Unaudited Balance Sheet at March 31, 2001
And Audited Balance Sheet at December 31, 2000..........       4

Unaudited Statements of Operations for
Three months ended March 31, 2001 and 2000..............       5

Unaudited Statements of Cash Flows, for the three
Months Ended March 31, 2001 and 2000....................       6

Statements of Stockholders' Equity (Deficit)............       7

Notes to Financial Statements ..........................   8 & 9

Item 2. Management's Discussion and
Analysis of Financial Condition and
Results of Operations...................................      10

PART 11  -  OTHER INFORMATION ..........................      12
-----------------------------

SIGNATURES .............................................      13

ITEM 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles of interim financial information and the instructions to Form 10-QSB and item 310 under sub-report A of Regulation S-B. In the opinion management, all adjustments considered necessary for a fair presentation have been included. Operation results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes, included in the Company’s annual report in form 10-KSB for the year ended December 31, 2001.

PROMOS, INC.

BALANCE SHEETS

                                                       (Unaudited)        Audited
                                                         March 31,      December 31,
      ASSETS                                               2001            2000
      ------                                            ---------       -----------

CURRENT ASSETS:
Cash and cash equivalents ........................      $  3,305       $  6,168
Accounts receivable, trade .......................         6,307         14,791
Prepaid expenses .................................           680            680
Receivable Stockholder ...........................         3,649          1,403
                                                        --------       --------
     Total Current Assets ........................        13,941         23,042
                                                        --------       --------
Fixed assets at cost, net of
Accumulated depreciation of
$1916 and $1815 ..................................         1,708          1,809
     Security Deposit ............................           260            260
                                                        --------       --------
     Total Assets ................................      $ 15,909       $ 25,111
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable .................................      $  3,684       $  7,169
Sales and Payroll Taxes Payable ..................           589          1,486
Bank's Line of Credit,
     Current Portion .............................         1,386              0
                                                        --------       --------
Total Current Liabilities ........................         5,659          8,655
                                                        --------       --------
     LONG TERM LIABILITIES: ......................             0              0
                                                        --------       --------

STOCKHOLDERS' EQUITY:
Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued .................             0              0
Common stock, par value of $.001,
 per share, 50,000,000 shares authorized,
 10,033,600 shares issued and
 outstanding .....................................        10,034         10,034
    Additional Paid-in-Capital ...................        11,785         11,785
    Retained earnings (Deficit) ..................       (11,569)        (5,363)
                                                        --------       --------
Total Stockholders' Equity .......................        10,250         16,456
                                                        --------       --------
Total Liabilities and
Stockholders' Equity .............................      $ 15,909       $ 25,111
                                                        ========       ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

                                                       For the three months
                                                          Ended March 31,
                                                      2001                2000
                                                    ----                ----
REVENUES:
Sales ..................................       $      8,990        $     24,474
                                               ------------        ------------

COSTS OF GOODS SOLD:
Purchases and freight ..................              3,509              12,452
                                               ------------        ------------
   GROSS PROFIT ........................              5,481              12,022
                                               ------------        ------------

OPERATING EXPENSES:
Advertising ............................       $          5        $        271
Auto Expenses ..........................                842                 157
Auto Rental ............................              1,210               1,040
Delivery and Postage ...................                748                 179
Dues and subscriptions .................                281                 204
Depreciation Expense ...................                101                  31
Employee Benefits ......................                782                 763
Insurance Expense ......................                118                 215
Legal and accounting ...................                  0               1,250
Licenses and Taxes .....................                770                 801
Office Supplies and Expenses ...........              1,143                 379
Officer's Salary .......................              3,000               4,500
Rent and Maintenance ...................              1,008               1,008
Samples ................................                478                 234
Telephone Expenses .....................                379                 537
Travel and Entertainment ...............                813                 731
                                               ------------        ------------
     Total Operating Expenses ..........             11,696              12,300
                                               ------------        ------------
NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES) ..............             (6,215)               (278)
                                               ------------        ------------
OTHER INCOME AND (EXPENSES):
Interest Income ........................                  9                 109
Interest (Expense) .....................                  0                (164)
                                               ------------        ------------
   Total Other Income and
   (Expenses) ..........................                  9                 (55)
                                               ------------        ------------
Net Income (Loss) ......................       $     (6,206)       $       (333)
                                               ============        ============

Net Income Per share ...................                N/A                 N/A
                                               ============        ============

NUMBER OF SHARES OUTSTANDING ...........         10,033,600          10,033,600
                                               ============        ============

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000

                                                           2001            2000
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) .........................       $ (6,206)       $   (333)

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation ..............................            101              31
     Decrease in Accounts
         Receivable ............................          8,484           3,814
   (Increase) in Receivable,
         Stockholder ...........................         (2,246)           (631)
   Increase (Decrease) in Payables .............         (4,382)          1,462
   Increase (Decrease)in Bank's
        Line of Credit .........................          1,386          (5,341)
                                                       --------        --------
   Cash (Used) By
   Operating Activities ........................         (2,863)           (998)
                                                       --------        --------

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
   (Increase) in Fixed Assets ..................              0            (938)
                                                       --------        --------
   Net Increase (Decrease) in Cash .............         (2,863)         (1,936)

CASH, BEGINNING OF PERIOD ......................       $  6,168        $ 21,587
                                                       --------        --------
CASH, END OF PERIOD ............................       $  3,305        $ 19,651
                                                       ========        ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2001

                      Common                                                 Total
                      Stock                     Additional   (Deficit)   Stockholders'
                     Number of  Common Stock    Paid-in      Retained       Equity
                      Shares        Amount      Capital      Earnings      (Deficit)
                     ---------  ------------    ----------   ---------   ------------

Balance
January 1, 2001 ..  10,033,600   $   10,034   $   11,785   $   (5,363)   $   16,456
                    ----------   ----------   ----------   ----------    ----------

Net (loss) for
the three
months ended
March 31, 2001 ..            0            0            0       (6,206)   $   (6,206)
                    ----------   ----------   ----------   ----------    ----------

Balance March
31, 2001 ........   10,033,600   $   10,034   $   11,785   $  (11,569)   $   10,250
                    ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended March 31, 2001

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

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended March 31, 2001

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at March 31, 2001 is as follows:

                           Accounts Receivable      Accounts Payable
Current                           80%                     100%
30-60 days                        20%
over 60 days                       0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $417.10 per month and currently has a one year lease from March 1, 2001 through February 28, 2002.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $3,000 and $4,500 for March 31, 2001 and 2000, respectively to its president. The Company also pays auto rental for its president, this is currently $403.38 per month.

NOTE VI - LINE OF CREDIT

The Company has obtained a line of credit for $35,000.00. The interest rate varies and is approximately 10.50 percent.

ITEM 2. Management’s Discussion and Analysis of FinanciaL Condition and Results of Operations.

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

Results of Operations

        Our revenues decreased from $24,474 for the three months ended March 31, 2000 to $8,990 for the three months ended March 31, 2001. The decrease was primarily a result of the completion of projects which have not been replaced..

        Our costs of goods sold also decreased to $3,509 for the three months ended March 31, 2000 compared to $12,452 for the three months ended March 31, 2001. Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

        Gross profit from operations was $5,481 for the three months ended March 31, 2001, a decrease from $12,022 for the three months ended March 31, 2000.

        Our operating expenses were $11,696 for the three months ended March 31, 2001 compared to $12,300 for the three months ended March 31, 2000. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        We had a net loss of $6,206 for the three months ended March 31, 2001 compared to a net loss of $333 for the three months ended March 31, 2000.

        While our expenses have been in line with our revenues, our revenues have much lower for the first fiscal quarter of 2001 as compared to the first fiscal quarter of 2000. We continue to market for new business and believe that we may see an increase in revenue as the fiscal year progresses.

Liquidity and Capital Resources

        Cash at the end of the period decreased to $3,305 for the three months ended March 31, 2001, compared to $19,651 for the three months ended December 31, 2000.

        Accounts receivable decreased for the three months ended March 31, 2001 to $6,307, compared to $14,791 for the three months ended December 31, 2000.

        Prepaid Expenses remained constant for both reporting periods at $680.

        Accounts payable decreased for the three months ended March 31, 2001 to $3,684 compared to $7,169 for the three months ended March 31, 2000.

        We have been unprofitable for the first fiscal quarter of 2001 as well as the first fiscal quarter of 2000. Generally, in our industry the first fiscal quarter is marked by lower revenues. We believe that current economic conditions have compounded this situation. The variation in revenues on client projects accounts for the difference between a profit and a loss and the size of our loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will again become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for an acquisition candidate, although we have concluded no acquisitions and have spoken with several preliminary candidates.

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

                                                                                                                       PROMOS, INC.

Date: 05/14/01                                                                                          By: /s/   Judith F. Harayda
                                                                                                                                Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                       Chief Financial Officer

Date: 05/14/01                                                                                           By: /s/  Stephan R. Levy
                                                                                                                                Stephan R. Levy
                                                                                                                               Treasurer and Director

Date: 05/14/01                                                                                           By: /s/  Judith F. Harayda
                                                                                                                                Judith F. Harayda
                                                                                                                                Director