Form 10QSB
period 2001-06-30
PROMOS INC
filed 2001-08-14
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

                             Colorado                                                                                                        84-1209909
(State or other jurisdiction of incorporation)                                                       (IRS Employer File Number)

6000 E. Evans, Suite 2-020, Denver, Colorado                                                                   80222
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
    YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of June 30, 2001 were 10,033,600 common shares.

PROMOS, INC.

FORM 10-QSB QUARTERLY REPORT
For the Period Ended June 30, 2001

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements............................       3

Unaudited Balance Sheet at June 30, 2001
And Audited Balance Sheet at December 31, 2000..........       4

Unaudited Statements of Operations for
The three and six months
Ended June 30, 2001 and 2000............................       5

Unaudited Statements of Cash Flows, for the
Six months Ended June 30, 2001 and 2000.................       6

Statement of Stockholders' Equity (Deficit) ............       7

Notes to Financial Statements ..........................   8 & 9

Item 2. Management’s Discussion and
Analysis of Financial Condition and
Results of Operations...................................      10

PART 11  -  OTHER INFORMATION
-----------------------------

SIGNATURES

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles of interim financial information and the instructions to Form 10-QSB and item 310 under sub-report A of Regulation S-B. In the opinion management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31,2001. For further information, refer to the financial statements and footnotes, included in the Company’s annual report in form 10-KSB for the year ended December 31, 2000.

PROMOS, INC.

BALANCE SHEETS

                                                         (Unaudited)      Audited
                                                           June 30,     December 31,
                         ASSETS                              2001          2000
                         ------                           ---------     -----------

CURRENT ASSETS:
Cash and cash equivalents ................................   $  5,685   $  6,168
Accounts receivable, trade ...............................     51,497     14,791
Prepaid expenses .........................................        680        680
Receivable Stockholder ...................................      3,649      1,403
                                                             --------   --------
     Total Current Assets ................................     61,511     23,042
                                                             --------   --------
Fixed assets at cost, net of
Accumulated depreciation of
$2017 and $1815 ..........................................      1,607      1,809
                                                             --------   --------
     Security Deposit ....................................        260        260
                                                             --------   --------
     Total Assets ........................................   $ 63,378   $ 25,111
                                                             ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable .........................................   $  8,380   $  7,169
Sales and Payroll Taxes Payable ..........................      6,419      1,486
Bank's Line of Credit,
     Current Portion .....................................     16,610          0
                                                             --------   --------
Total Current Liabilities ................................     31,409      8,655
                                                             --------   --------
     LONG TERM LIABILITIES: ..............................          0          0
                                                             --------   --------

STOCKHOLDERS' EQUITY:
Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued .........................          0          0
Common stock, par value of $.001,
 per share, 50,000,000 shares authorized,
 10,033,600 shares issued and
 outstanding .............................................     10,034     10,034
     Additional Paid-in-Capital ..........................     11,785     11,785
     Retained earnings (Deficit) .........................     10,150     (5,363)
                                                             --------   --------
Total Stockholders' Equity ...............................     31,969     16,456
                                                             --------   --------
Total Liabilities and
Stockholders' Equity .....................................   $ 63,378   $ 25,111
                                                             ========   ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

                                           For the three months            For the six months
                                               Ended June 30,                 Ended June 30,
                                            2001            2000            2001            2000
                                            ----            ----            ----            ----
REVENUES:
Sales ............................   $     64,173    $     61,821    $     73,163    $     86,295
                                     ------------    ------------    ------------    ------------
COSTS OF GOODS SOLD:
Purchases and freight ............         25,422          31,734          28,932          44,186
                                     ------------    ------------    ------------    ------------
   GROSS PROFIT ..................         38,751          30,087          44,231          42,109
                                     ------------    ------------    ------------    ------------
OPERATING EXPENSES:

Advertising ......................              0               0               5             271
Auto Expenses ....................            954             325           1,796             482
Auto Rental ......................          1,210           1,210           2,420           2,250
Delivery and Postage .............            515             213           1,263             392
Dues and subscriptions ...........            431             140             712             344
Depreciation Expense .............            101              47             202              78
Employee Benefits ................          1,125           1,297           1,907           2,060
Filing and Transfer Fees .........            315             759             315             759
Insurance Expense ................            248             110             366             325
Legal and accounting .............          1,650           1,235           1,650           2,485
Licenses and Taxes ...............              0             156             770             957
Office Supplies and
  Expenses .......................          1,390           1,223           2,533           1,602
Officer's Salary .................              0           1,800           3,000           6,300
Rent and Maintenance .............          1,332           1,009           2,340           2,017
Samples ..........................            570             224           1,048             458
Telephone Expenses ...............            508             711             905           1,248
Travel and Entertainment .........          2,665             795           3,478           1,526
                                     ------------    ------------    ------------    ------------
     Total Operating Expenses ....         13,014          11,254          24,710          23,554
                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES) ........         25,737          18,833          19,521          18,555
                                     ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSES):

Interest Income ..................              4             111              13             220
Interest (Expense) ...............           (143)           (261)           (143)           (425)
                                     ------------    ------------    ------------    ------------
   Total Other Income and
   (Expenses) ....................           (139)           (150)           (130)           (205)
                                     ------------    ------------    ------------    ------------
Net Income (Loss) before provision
   For Income Taxes ..............         25,598          18,683          19,391          18,350
Provision for Income Taxes .......          3,878           3,736           3,878           3,736
                                     ------------    ------------    ------------    ------------
Net Income (Loss) ................   $     21,720    $     14,947          15,513          14,614
                                     ============    ============    ============    ============

Net Income Per share .............           .002            .001            .002            .001
                                     ============    ============    ============    ============

NUMBER OF SHARES OUTSTANDING .....     10,033,600      10,033,600      10,033,600      10,033,600
                                     ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2001

                      Common                                                  Total
                       Stock                     Additional   (Deficit)    Stockholders'
                     Number of    Common Stock     Paid-in    Retained        Equity
                       Shares        Amount        Capital    Earnings       (Deficit)
                     ---------    ------------   ----------   --------     -------------

Balance
January 1, 2001 ..   10,033,600   $   10,034   $   11,785   $   (5,363)   $   16,456

Net income for
the six months
ended June 30,
2001 .............            0            0            0       15,513    $   15,513
                     ----------   ----------   ----------   ----------    ----------

Balance
June 30, 2001 ....   10,033,600   $   10,034   $   11,785   $  (10,150)   $   31,969
                     ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000

                                                     2001        2000
                                                     ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) ........................   $ 15,513    $ 14,614

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation .............................        202          78

     Decrease in Accounts
         Receivable ...........................    (36,707)    (39,559)

   (Increase) in Receivable,
         Stockholder ..........................     (2,246)       (637)

   Increase (Decrease) in Payables ............      6,145      23,731

   Increase (Decrease)in Bank's
        Line of Credit ........................     16,610      (1,731)
                                                  --------    --------
     Cash (Used) By
     Operating Activities .....................       (483)     (3,504)
                                                  --------    --------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     (Increase) in Fixed Assets ...............          0      (1,594)
                                                  --------    --------
       Net Increase (Decrease) in Cash ........       (483)     (5,098)

CASH, BEGINNING OF PERIOD .....................   $  6,168    $ 21,587
                                                  --------    --------

CASH, END OF PERIOD ...........................   $  5,685    $ 16,489
                                                  ========    ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended June 30, 2001

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

Offering Costs

Offering costs of $13,031 associated with the Company’s private offerings have been charged to the proceeds of the offering.

PROMOS, INC.

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at June 30, 2001 is as follows:

                      Accounts Receivable                      Accounts Payable
Current                       90%                                    100%
30-60 days                    10%
over 60 days                   0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $396.00 per month and currently has a two year lease from March 1, 1999 through February 28, 2001.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $16,000.00 and $15,500.00 for September 30, 2000 and 1999, respectively to its president. The Company also pays auto rental for its president, this is currently $403.38 per month.

NOTE VI - LINE OF CREDIT

The Company has obtained a line of credit for $35,000.00. The interest rate varies and is approximately 10.50 percent.

ITEM 1.	Financial Statements See attached financial statements

ITEM 2.	Managements Discussion and Analysis of Financia Condition and Results of Operations.

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

Results of Operations

        Our revenues increased from $61,821 for the three months ended June 30, 2000 to $64,173 for the three months ended June 30, 2001. Our revenues decreased from $86,295 for the six months ended June 30, 2000 to $73,163 for the six months ended June 30, 2001. The second fiscal quarter represented an overall increase in projects from the previous year, which was not enough to overcome our lack of projects in the first fiscal quarter.

        Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

        Gross profit from operations was $38,751 for the three months ended June 30, 2001, an increase from $30,087 for the three months ended June 30, 2000. Gross profit from operations was $44,231 for the six months ended June 30, 2001, an increase from $42,109 for the six months ended June 30, 2000.

        Our operating expenses remain relatively constant. They were at $13,014 for the three months ended June 30, 2001 compared to $11,254 for the three months ended June 30, 2000. Our operating expenses were $24,710 for the six months ended June 30, 2001 compared to $23,554 for the six months ended June 30, 2000. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        Net income was $21,720 for the three months ended June 30, 2001, an increase from $14,947 for the three months ended June 30, 2000. Net income was $15,513 for the six months ended June 30, 2001, an increase from $14,614 for the six months ended June 30, 2000. Earnings per share were constant in 2001 for both periods at $.002 per share. Earnings per share were constant in 2000 for both periods at $.001 per share.

        Our revenues have been higher for the second fiscal quarter of 2001 as compared to the second fiscal quarter of 2000. Our operations have been essentially at the same level. Our profitability has increased. We believe that we may continue to see an increase in revenue as the fiscal year progresses. However, it is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

        Cash at the end of the period decreased to $5,683 for the six months ended June 30, 2001, compared to $16,489 for the six months ended June 30, 2000.

        Our Accounts Payable increased by $6,145 for the six months ended June 30, 2001, compared to an increase of $23,731 for the six months ended June 30, 2000.

        Our Cash Used by Operating Activities decreased by $483 for the six months ended June 30, 2001, compared to a decrease of $3,504 for the six months ended June 30, 2000.

        We saw our bank line of credit increase by $16,610 for the six months ended June 30, 2001, compared to a decrease of $1,731 for the six months ended June 30, 2000.

        We have been profitable for the second fiscal quarter and first half of 2001 and 2000. Our operating expenses were relatively the same during both periods. The variation in revenues on client projects continue to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will again become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during the second fiscal quarter, although we have concluded no acquisitions and have spoken with no potential candidates.

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

                                                                                                                       PROMOS, INC.

Date: 08/13/01                                                                                          By: /s/   Judith F. Harayda
                                                                                                                                Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                       CHIEF FINANCIAL OFFICER

Date: 08/13/01                                                                                           By: /s/  Stephan R. Levy
                                                                                                                                Stephan R. Levy
                                                                                                                               Treasurer and Director

Date: 08/13/01                                                                                           By: /s/  Judith F. Harayda
                                                                                                                                Judith F. Harayda
                                                                                                                                Director