Form 10QSB
period 2001-09-30
PROMOS INC
filed 2001-11-13
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

                             Colorado                                                                                                        84-1209909
(State or other jurisdiction of incorporation)                                                       (IRS Employer File Number)

6000 E. Evans, Suite 2-020, Denver, Colorado                                                                   80222
(Address of principal executive offices)                                                                     (Zip Code)

(303) 758-3537
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of September 30, 2001 were 10,033,600 common shares.

PROMOS, INC.

FORM 10-QSB QUARTERLY REPORT
For the Period Ended September 30, 2001

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements............................       3

Unaudited Balance Sheet at September 30, 2001
And Audited Balance sheet at December 31, 2000 .........       4

Unaudited Statements of Operations for Three
And Nine months ended September 30, 2001 and 2000.......       5

Unaudited Statements of Cash Flows, for the nine
Months Ended September 30, 2001 and 2000................       6

Statements of Stockholders' Equity (Deficit)............       7

Notes to Financial Statements ..........................   8 & 9

Item 2. Management’s Discussion and
Analysis of Financial Condition and
Results of Operations...................................      10

PART 11  -  OTHER INFORMATION
-----------------------------

SIGNATURES

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under sub- report A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For Further information, refer to the financial statements and footnotes, thereto included in the Company’s annual report in form 10-KSB for the year ended December 31, 2000.

PROMOS, INC.

BALANCE SHEETS

                                                             Unaudited    Audited
                                                           September 30, December 31,
                  ASSETS                                        2001        2000
                                                           ------------  -----------
CURRENT ASSETS:
Cash and cash equivalents ................................   $ 52,853   $  6,168
Accounts receivable, trade ...............................     22,884     14,791
Prepaid Expenses .........................................      1,097        680
Receivable, Stockholder ..................................      4,261      1,403
                                                             --------   --------
     Total Current Assets ................................     81,095     23,042
                                                             --------   --------
FIXED ASSETS, at cost, net
Of accumulated depreciation
Of $2,119 and $1,815 .....................................      1,505      1,809
     Other Assets:
     Security Deposit ....................................        260        260
                                                             --------   --------
Total Assets .............................................   $ 82,860   $ 25,111
                                                             ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable .........................................   $ 25,780   $  7,169
Sales and Payroll Taxes Payable ..........................      2,160      1,486
Income Taxes Payable .....................................      7,693          0
                                                             --------   --------
     Total Current Liabilities ...........................     35,633      8,655
                                                             --------   --------
LONG TERM LIABILITIES: ...................................          0          0
                                                             --------   --------
STOCKHOLDERS' EQUITY:
Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued .........................          0          0

Common stock, par value of $.001,
 per share, 50,000,000 shares authorized,
 10,033,600 shares issued and
 outstanding .............................................     10,034     10,034
     Additional Paid-in-Capital ..........................     11,785     11,785
     Retained earnings (Deficit) .........................     25,408     (5,363)
                                                             --------   --------
Total Stockholders' Equity ...............................     47,227     16,456
                                                             --------   --------
     Total Liabilities and
     Stockholders' Equity ................................   $ 82,860   $ 25,111
                                                             ========   ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

                                               For The Three                    For the Nine
                                               Months Ended                     Months Ended
                                               September 30,                    September 30,
                                            --------------------            --------------------
                                            2001            2000            2001            2000
                                            ----            ----            ----            ----
REVENUES:
Sales ............................   $     99,573    $     44,389    $    172,736    $    106,636
                                     ------------    ------------    ------------    ------------
COSTS OF GOODS SOLD:
Purchases and freight ............         62,108          36,371          91,040          61,109
                                     ------------    ------------    ------------    ------------
   GROSS PROFIT ..................         37,465           8,018          81,696          45,527
                                     ------------    ------------    ------------    ------------
OPERATING EXPENSES:
Advertising ......................            704           3,412             709           3,683
Auto Expenses ....................            195             359           1,991             841
Auto Rental ......................          1,210             807           3,630           3,057
Delivery and Postage .............            522              98           1,785             490
Dues and subscriptions ...........            211             205             923             549
Depreciation Expense .............            102              47             304             125
Employee Benefits ................            868           1,087           2,775           3,147
Filing and Transfer Fees .........            225           1,752             540           2,511
Insurance Expense ................            247             218             613             543
Legal and accounting .............          1,175           1,363           2,825           3,848
Licenses and Taxes ...............            605             342           1,375           1,299
Office Supplies and Expenses .....          1,107           1,622           3,640           3,224
Officer's Salary .................          8,000           4,061          11,000          10,361
Rent and Maintenance .............          1,252           1,008           3,592           3,025
Samples ..........................            405             169           1,454             627
Telephone Expenses ...............          1,001             689           1,905           1,937
Travel and Entertainment .........            506           4,459           3,984           5,985
                                     ------------    ------------    ------------    ------------
     Total Operating Expenses ....         18,335          21,698          43,045          45,252
                                     ------------    ------------    ------------    ------------
NET INCOME BEFORE
OTHER (EXPENSES) .................         19,130         (13,680)         38,651             275
                                     ------------    ------------    ------------    ------------
OTHER INCOME AND (EXPENSES):
Interest Income ..................              3              67              16             287
Interest (Expense) ...............            (60)            (17)           (203)           (442)
                                     ------------    ------------    ------------    ------------
   Total Other Income and
   (Expenses) ....................            (57)             50            (187)           (155)
                                     ------------    ------------    ------------    ------------
Net Income (Loss) before Provision
   For Income Taxes ..............         19,073         (13,630)         38,464             120
                                     ------------    ------------    ------------    ------------
Provision for Income Taxes .......         (2,815)          5,036          (7,693)          2,194
                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................   $     16,258    $     (8,594)   $     30,771    $      2,314
                                     ============    ============    ============    ============
Net Income(Loss)Per share ........   $      .0016    $      (.001)   $       .003    $      .0002
                                     ============    ============    ============    ============
NUMBER OF SHARES OUTSTANDING .....     10,033,600      10,033,600      10,033,600      10,033,600
                                     ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2001

                      Common                                                  Total
                       Stock                     Additional   (Deficit)    Stockholders'
                     Number of    Common Stock     Paid-in    Retained        Equity
                       Shares        Amount        Capital    Earnings       (Deficit)
                     ---------    ------------   ----------   --------     -------------

Balance
January 1, 2001 ...  10,033,600   $   10,034   $   11,785   $   (5,363)   $   16,456

Net income for
the nine months
ended September
30, 2001 ..........           0            0            0       30,771    $   30,771
                     ----------   ----------   ----------   ----------    ----------
Balance September
30, 2001 ..........  10,033,600   $   10,034   $   11,785   $   25,408    $   47,227
                     ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000

                                                          2001            2000
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) .........................       $ 30,771        $  2,314

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation ..............................            304             125

     (Increase) in Accounts
         Receivable ............................         (8,093)           (867)

     (Increase) in Prepaid Expenses ............           (417)              0

   Increase in Receivable,
         Stockholder ...........................         (2,858)           (636)

   Increase (Decrease) in Payables .............         26,978           7,920

   Increase (Decrease)in Bank's
        Line of Credit .........................              0          (6,711)
                                                       --------        --------
   Cash Provided By
     Operating Activities ......................         46,685           2,145
                                                       --------        --------
CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
     Increase in Fixed Assets ..................              0          (1,594)
                                                       --------        --------
     Net Increase in Cash ......................         46,685             551
                                                       --------        --------
CASH, BEGINNING OF PERIOD ......................       $  6,168        $ 21,587
                                                       --------        --------

CASH, END OF PERIOD ............................       $ 52,853        $ 22,138
                                                       ========        ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended September 30, 2001

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

The percentage aging of trade accounts receivable and accounts payable at:

                      Accounts Receivable                      Accounts Payable
Current                       90%                                    100%
30-60 days                    10%
over 60 days                   0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $417.00 per month and currently has a two year lease from March 1, 1999 through February 28, 2001.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $11,000.00 and $10,361.00 for September 30, 2001 and 2000, respectively to its president. The Company also pays auto rental for its president, this is currently $403.38 per month.

NOTE VI - LINE OF CREDIT

The Company has obtained a line of credit for $35,000.00. The interest rate varies and is approximately 8.50 percent.

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

        Our revenues increased substantially from $44,389 for the three months ended September 30, 2000 to $99,573 for the three months ended September 30, 2001. Our revenues also increased from $106,636 for the nine months ended September 30, 2000 to $172,736 for the nine months ended September 30, 2001. The increase in revenues during the last quarter was primarily a result of new client activity, which seems to have leveled off.

        Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

        Gross profit from operations was $37,465 for the three months ended September 30, 2001, an increase from $8,018 for the three months ended September 30, 2000. Gross profit from operations was $81,696 for the nine months ended September 30, 2001, an increase from $45,527 for the nine months ended September 30, 2000.

        Our operating expenses decreased to $18,335 for the three months ended September 30, 2001 compared to $21,698 for the three months ended September 30, 2000. Our operating expenses were slightly lower at $43,045 for the nine months ended September 30, 2001 compared to $45,252 for the nine months ended September 30, 2000. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses, as well as advertising and travel.

        Net income was a gain of $16,258 for the three months ended September 30, 2001, compared to a loss of $8,594 for the three months ended September 30, 2000. Net income was $30,771 for the nine months ended September 30, 2001, compared to $2,314 for the nine months ended September 30, 2000. Earnings per share were a gain of $0.0016 per share for the three months ended September 30, 2001, compared to a loss of $0.001 for the three months ended September 30, 2000. Earnings per share were a gain of $0.003 per share for the nine months ended September 30, 2001, compared to a gain of $0.0002 for the nine months ended September 30, 2000.

        During the fiscal quarter ended September 30, 2001, we aggressively pursued growth. We managed to expand sales and revenues, which contributed to our profitability, since our operating expenses are relatively fixed.

        In looking at our current operations, we believe that we may continue to see an increase in revenue through the end of the fiscal year. We anticipate a profitable fiscal year.

Liquidity and Capital Resources

        Cash at the end of the period increased to $52,853 for the nine months ended September 30, 2001, compared to $22,138 for the nine months ended September 30, 2000.

        Accounts receivable decreased for the nine months ended September 30, 2001 by $8,093, compared to a decrease of $867 for the nine months ended September 30. 2000.

        Accounts payable increased for the nine months ended September 30, 2001 by $26,978 compared to an increase of $7,920 for the nine months ended September 30, 2000.

        Our cash position has increased substantially. Also we were profitable for both the three months and nine months ended September 30, 2001. While we are pleased with our performance this fiscal year and continue to strive to expand our client base, we will continue seeking acquisition candidates to attempt to expand our operations. We will not limit our scope but will look for candidates in businesses which may or may not be similar to ours. Our plan remain to build our Company in any manner which will be successful. As of the end of most recent fiscal quarter, we have concluded no acquisitions.

        We feel that we have inadequate working capital to pursue any business opportunities other than seeking additional clients or an acquisition candidate. At the present time, we have no firm arrangements with regard to an acquisition candidate.

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

                                                                                                                       PROMOS, INC.

Date: 11/09/01                                                                                          By: /s/   Judith F. Harayda
                                                                                                                                Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                       CHIEF FINANCIAL OFFICER

Date: 11/13/01                                                                                           By: /s/  Stephan R. Levy
                                                                                                                                Stephan R. Levy
                                                                                                                               Treasurer and Director

Date: 11/13/01                                                                                           By: /s/  Judith F. Harayda
                                                                                                                                Judith F. Harayda
                                                                                                                                Director