Form 10KSB
period 2001-12-30
PROMOS INC
filed 2002-03-28
CIK 1096182

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2001
Commission File Number: 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

                             Colorado                                                                                              84-1209909
(State or other jurisdiction of incorporation)                                                       (IRS Employer File Number)

2121 South Oneida Street, Suite 500, Denver, Colorado                                               80224
(Address of principal executive offices)                                                                     (Zip Code)

(303) 758-3537
(Registrant’s telephone number, including area code)

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

                Yes [X]  No [  ]

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

                State issuer’s revenues for its most recent fiscal year $187,590. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 15, 2002 was $1,220,160. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 1, 2002, was 10,033,600.

                References in this document to “us,” “we,” or “the Company” refer to Promos, Inc.

PART I

                (a) General Development of Business

                We are a Colorado corporation. As of March 1, 2002, our principal business address is 2121 South Oneida Street, Suite 500, Denver, Colorado 80224.

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

                Our larger clients include: First Trust, Incorporated, a subsidiary of Fiserv, Inc.; KMGH-TV, Channel 7, the ABC affiliate in Denver; the National Potato Promotion Board; McCarthy Advertising; Financial Times Energy; and the Aquila Group of Funds.

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

                (g) Backlog

                At December 31, 2001, we had no backlogs.

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

                Item 2. Description of Properties.

                Until March 1, 2002, our business office was located at 6000 E. Evans, Suite 2-020, Denver, Colorado 80222. As of March 1, 2002, we located our business office to 2121 South Oneida Street, Suite 500, Denver, Colorado 80224. At this new location, we pay $295 per month in rent for this office space to an unaffiliated third party under a lease which expires on September 1, 2004. We have no properties other than office equipment and furniture.

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

PART II

                Item 5. Market for Common Equity and Related Stockholder Matters.

                Our securities have traded on the NASD Over-the-Counter Bulletin Board since July, 2000 under the trading symbol PMOS. The following table sets forth the high and low bid quotation for our common stock for each quarterly period ended September and December, 2000. As of December 31, 2001, we had approximately 110 shareholders of record of our common stock. We believe that we also have additional shareholders who hold their shares in nominee names with their brokerage firms. Our common stock holders are entitled to receive dividends as declared by our Board of Directors from time to time. No dividends are anticipated to be paid in the foreseeable future.

                                  Bid Price
                             High             Low
                             ----             ---

                                 2001
                                 ----

          First Quarter      $1.875           $0.15
          Second  Quarter    $1.875           $0.15
          Third Quarter      $0.15            $0.15
          Fourth Quarter     $0.15            $0.15

                                 2000
                                 ----

          Third Quarter      $2.06            $0.1875
          Fourth Quarter     $1.875           $0.66

                Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

                We were profitable for the twelve months ended December 31, 2001. We had revenues of $187,590, compared to revenues of $137,294 for the same period ended December 31, 2000. Gross profit from operations was $79,330 or approximately 42.3 % of gross revenues for the year ended December 31, 2001, compared to $60,624 or approximately 44% of gross revenues for the year ended December 31, 2000.

                Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

                Total operating expenses for the twelve months ended December 31, 2001 were $68,251 compared to expenses of $63,847 for the same period ended December 31, 2000. Our operating expenses during the fiscal year ended December 31, 2001 increased slightly from the previous year based upon an increase in officer’s salary. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

                The principal difference between 2001 and 2000 was the increase of gross revenues and a profit, compared to a small loss the previous year. We had a profit of $8,458 in 2001as compared to a loss of $3,360 in 2000, or a net income of $.00085 per share in 2001 compared to a net loss of $.0003 in 2000.

Liquidity and Capital Resources

                Net cash increased to $10,072 for the year ended December 31, 2001, compared to $6,168 for the year ended December 31, 2000.

                Accounts receivable increased for the year ended December 31, 2001 by $2,679, compared to a decrease of $4,150 for the year ended December 31, 2000.

                Accounts payable decreased for the year ended December 31, 2001 by $4,993, compared to an increase of $4,208 for the year ended December 31, 2000.

                We were modestly profitable in 2001 and had a modest loss in 2000. Our operating expenses were relatively the same during both periods. Increased revenues accounted for the difference between a profit and a loss. We continue to try to operate with minimal overhead. Our primary activity continues to be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will continue to be profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for an acquisition candidate. Although we have concluded no acquisitions, we have spoken with several potential candidates. We currently have no candidates under consideration.

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

                Item 7. Financial Statements.

PROMOS, INC.

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                             PAGE

Report of Certified Public Accountant....................     F-2

Balance Sheets,
December 31 2001 and, 2000..............................      F-3

Statements of Operations, for the
Years Ended December 31, 2001 and 2000..................      F-4

Statements of Stockholders' Equity, for the
Years Ended December 31, 2001 and 2000...................     F-5

Statements of Cash Flows, for the
Years Ended December 31, 2001 and 2000...................     F-6

Notes to Financial Statements........................... F-7, F-8

JANET LOSS, C.P.A., P.C.
Certified Public Accountant
1780 South Bellaire Drive, Suite 500
Denver, Colorado 80222

Board of Directors
Promos, Inc.
2121 South Oneida Street, Suite 500
Denver, Colorado 80222

I have audited the accompanying Balance Sheets of Promos, Inc. as of December 31,2001 and 2000 and the related statements of Operations, Stockholders’ Equity, and Cash Flows for the years ended December 31, 2001 and 2000. My responsibility is to express an opinion on the financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurances as to whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting amount and disclosures in the financial statements. An audit also includes significant estimates made by management as well as estimating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Promos, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles.

/s/ Janet Loss, C.P.A., P.C.

March 21, 2002

PROMOS, INC.

BALANCE SHEETS
For the years Ended December 31, 2001 and 2000

                            ASSETS                          2001          2000
                                                            ----          ----
CURRENT ASSETS:
Cash and cash equivalents .........................      $ 10,072      $  6,168
Accounts receivable, net of
allowance of doubtful accounts
of $0 .............................................        12,112        14,791
Prepaid Expenses ..................................         1,392           680
Receivable, Stockholder ...........................         5,103         1,403
                                                         --------      --------
     Total Current Assets .........................        28,679        23,042
                                                         --------      --------
Fixed assets at cost, net
Of accumulated depreciation
Of $2,616 and $1,815 ..............................         2,839         1,809

Security Deposits .................................           555           260
                                                         --------      --------
     Total Assets .................................      $ 32,073      $ 25,111
                                                         ========      ========
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable ..................................      $  2,176      $  7,169
Sales and Payroll Taxes Payable ...................         2,547         1,486
Corporate Income Taxes Payable ....................         2,436             0
                                                         --------      --------
Total Current Liabilities .........................         7,159         8,655
                                                         --------      --------
STOCKHOLDERS’ EQUITY:

Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued ..................             0             0
Common stock, par value of $.001,
 per share, 50,000,000 shares authorized,
 10,033,600 shares issued and
 outstanding ......................................        10,034        10,034
Additional Paid-in-Capital ........................        11,785        11,785
Retained earnings (Deficit) .......................         3,095        (5,363)
                                                         --------      --------
Total Stockholders' Equity ........................        24,914        16,456
                                                         --------      --------
Total Liabilities and
Stockholders' Equity ..............................      $ 32,073      $ 25,111
                                                         ========      ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001 and 2000

                                                       2001              2000
                                                       ----              ----
REVENUES:
Sales ......................................     $    187,590      $    137,294
                                                 ------------      ------------
COSTS OF GOODS SOLD:

Purchases and freight ......................          108,260            76,670
                                                 ------------      ------------
   GROSS PROFIT ............................           79,330            60,624
                                                 ------------      ------------
OPERATING EXPENSES:
Advertising ................................              709             4,412
Auto Expenses ..............................            3,634               986
Auto Rental ................................            5,168             4,840
Delivery and Postage .......................            2,298             1,526
Dues and subscriptions .....................            1,635             1,122
Depreciation Expense .......................              801               215
Employee Benefits ..........................            3,719             4,060
Filing and Transfer Fees ...................              785             2,861
Insurance Expense ..........................              935               880
Licenses and Taxes .........................            3,036             1,704
Office Supplies and Expenses ...............            5,277             5,037
Officer's Salary ...........................           22,000            16,000
Professional Fees ..........................            3,950             4,598
Rent Expense ...............................            5,260             4,033
Samples ....................................            1,546               881
Telephone Expenses .........................            2,748             2,963
Travel and Entertainment ...................            4,750             7,729
                                                 ------------      ------------
     Total Operating Expenses ..............           68,251            63,847
                                                 ------------      ------------
NET INCOME (LOSS) BEFORE
OTHER (EXPENSES) ...........................           11,079            (3,223)
                                                 ------------      ------------
OTHER INCOME AND (EXPENSES):
Interest Income ............................               18               306
Interest (Expense) .........................             (203)             (443)
                                                 ------------      ------------
   Total Other Income and
   (Expenses) ..............................             (185)             (137)
                                                 ------------      ------------
Net Income (Loss) before Provision
   For Income Taxes ........................           10,894            (3,360)
Provision for Income Taxes .................            2,436                 0
                                                 ------------      ------------
NET INCOME (LOSS) ..........................     $      8,458      $     (3,360)
                                                 ============      ============
   Net Income Per share ....................           .00085            (.0003)
                                                 ============      ============
NUMBER OF SHARES OUTSTANDING ...............       10,033,600        10,033,600
                                                 ============      ============

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2001 and 2000

                               Common                                                    Total
                               Stock                       Additional   (Deficit)     Stockholders'
                              Number of    Common Stock     Paid-in     Retained        Equity
                               Shares        Amount         Capital     Earnings       (Deficit)
                              ---------    ------------    ----------   --------      ------------

Balance
January 1, 2000 ..........    10,033,600   $    10,034   $    11,785   $    (2,003)   $    19,816
                             -----------   -----------   -----------   -----------    -----------
Net (Loss) for the year
ended December 31, 2000 ..             0             0             0        (3,360)   $    (3,360)
                             -----------   -----------   -----------   -----------    -----------
Balance
December 31, 2000 ........    10,033,600   $    10,034   $    11,785   $    (5,363)   $    16,456

Net Income for the year ..   $    11,785
ended December 31, 2001 ..             0             0             0         8,458          8,458
                             -----------   -----------   -----------   -----------    -----------
Balance
December 31, 2001 ........    10,033,600   $    10,034   $    11,785   $     3,095    $    24,914
                             ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000

                                           2001         2000
                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) ..............   $  8,458    $ (3,360)

Adjustments to Reconcile
Net(Loss) to Cash Flow From

Operating Activities:
     Depreciation ...................        801         215
     Decrease  (Increase) in
         Accounts Receivable ........      2,679      (4,150)
   (Increase) in prepaid
         Expenses ...................       (712)          0
   (Increase) in Receivables,
        Stockholder .................     (3,700)     (1,403)
   Increase (Decrease)
        in Payables .................     (4,993)      4,208
   Increase (Decrease) in Accrued
         Expenses ...................      3,497      (2,194)
   (Decrease) in Bank's
        Line of Credit ..............          0      (6,711)
                                        --------    --------
     Cash Provided (Used)By
     Operating Activities ...........      6,030     (13,395)
                                        --------    --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Increase in Fixed Assets .......     (1,831)     (2,024)
                                        --------    --------
     Increase in Security Deposits ..       (295)          0
                                        --------    --------
Net Cash (Used) by
     Financing Activities ...........     (2,126)     (2,024)
                                        --------    --------
CASH, BEGINNING OF PERIOD ...........   $  6,168    $ 21,587
                                        --------    --------
CASH, END OF PERIOD .................   $ 10,072    $  6,168
                                        ========    ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2001 and 2000

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

Offering Costs

Costs of ($13,031) associated with the Company’s private offerings have been charged to the proceeds of the offering.

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at December 21, 2001 and 2000 is as follows:

                         Accounts Receivable               Accounts Payable
Current                       100%                              100%
30-60 days                      0%
over 60 days                    0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $396.00 per month and currently has a one year lease from March 1, 2001 through February 28, 2002. The Company has signed a new lease for $295.00 per month for eighteen months effective March 1, 2002.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $22,000.00 and $16,000.00 for the years ended December 31, 2001 and 2000, respectively to its president. The Company also pays auto rental for its president, this is currently $512.59 per month.

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

PART III

                Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                Our Directors and Executive Officers, their ages and positions held in the Company as of December 31, 2000 are as follows:

        NAME                        AGE        POSITION HELD

        Judith F. Harayda            53        President and Director

        Stephan R. Levy              62        Secretary, Treasurer and Director

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

                Ms. Harayda should be considered the “parent” or “promoter” of our Company because of the shareholdings and control positions held by her in us.

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

                Item 10. Executive Compensation.

                None of our executive officers received compensation in excess of $100,000 during the fiscal years ended December 31, 1999, 2000, or 2001. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000. The following table sets forth the Summary Compensation Table for our Chief Executive Officer, who has been our only employee at the end of the last three completed fiscal years. Except as indicated in the footnotes to this section, no other compensation not covered in the following table was paid or distributed by the Company to such person during the period covered. Our employee director receives no additional compensation for service on the Board of Directors.

SUMMARY COMPENSATION TABLE

                              Annual Compensation    Long Term Compensation
                              --------------------   ----------------------
                                     Awards                 Payouts
                              --------------------   ----------------------
Name                                       Other     Restricted
 and                          Salary       Annual    Stock(1)(3)     All
Principal(1)(2)(3)            Compen-      Bonus     Compen-          LTIP        Other
Position             Year     sation($)     ($)      sation ($)      Award(s)    Options/
-----------------    ----     --------     -------   -----------   -----------   ---------

Judith F.            2001     $22,000       --          --            --            --
Harayda              2000     $16,000
President(1)         1999     $15,500

                (1) We also paid an auto lease for Ms. Harayda of $5,168 for 2001 and $4840 for 2000 and 1999, respectively. Ms. Harayda’s health insurance was also paid by us for 2001, 2000, and 1999. Ms. Harayda has an IRA account.

        We have no compensation committee, retirement, pension, sharing, stock option, insurance or other similar programs. We have granted no shares of our capital stock as additional compensation and have no plans to do so.

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

                Item 11. Security Ownership of Certain Beneficial Owners and Management.

                The following sets forth the number of shares of the Registrant’s $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2001, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group.

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

                Item 12. Certain Relationships and Related Transactions.

                We paid our President, Judith F. Harayda, salary expenses of $16,000 during fiscal year 2001. We also paid her auto rental, which is currently $403.38 per month, and auto insurance.

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

                Item 13. Exhibits and Reports on Form 8-K.

                (a) The following financial information is filed as part of this report:
                (1) Financial Statements
                (2) Schedules
                (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

            Exhibit No.                          Description
            ----------                           -----------
             +  3A                               Articles of Incorporation
             +  3B                               Amended and Restated Articles of
                                                 Incorporation
             +  3C                               Bylaws
----------------

             +  Previously Filed.

                (b) Reports on Form 8-K. We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       PROMOS, INC.

Date: 03/28/02                                                                                          By: /s/   Judith F. Harayda
                                                                                                                                Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                       CHIEF FINANCIAL OFFICER

Date: 03/28/02                                                                                           By: /s/  Stephan R. Levy
                                                                                                                                Stephan R. Levy
                                                                                                                               Treasurer and Director

Date: 03/28/02                                                                                           By: /s/  Judith F. Harayda
                                                                                                                                Judith F. Harayda
                                                                                                                                Director

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

EXHIBITS
TO
Promos, Inc.

EXHIBIT INDEX

            Exhibit                                                             Page
            Number                               Description                    Cross Reference
            -------                              -----------                    ---------------

             +  3A                               Articles of Incorporation
             +  3B                               Amended and Restated Articles of
                                                 Incorporation
             +  3C                               Bylaws
----------------

             +  Previously Filed.