Form 10QSB
period 2002-03-31
PROMOS INC
filed 2002-05-14
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

                             Colorado                                                                                                        84-1209909
(State or other jurisdiction of incorporation)                                                       (IRS Employer File Number)

2121 S. Oneida St. Suite 500
                         Denver, Colorado                                                                                          80224
(Address of principal executive offices)                                                                     (Zip Code)

(303) 758-3537
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of March 31, 2002 were 10,033,600 common shares.

PROMOS, INC.

INDEX TO FORM 10-QSB QUARTERLY REPORT
For the Period Ended March 31, 2002

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements............................       3

Unaudited Balance Sheet at March 31,2002
And Audited Balance sheet at December 31, 2001 .........       4

Unaudited Statements of Operations for
Three months ended March 31, 2002 and 2001..............       5

Unaudited Statements of Cash Flows, for the three
Months ended March 31, 2002 and 2001....................       6

Unaudited Statements of Stockholders' Equity
(Deficit) for the three months ended March 31, 2002.....       7

Notes to Financial Statements ...........................  8 & 9

Item 2. Management’s Discussion and
Analysis of Financial Condition and
Results of Operations...................................      10

PART 11  -  OTHER INFORMATION
-----------------------------

SIGNATURES ............................................       13

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under sub-report A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For Further information, refer to the financial statements and footnotes, thereto included in the Company’s annual report on form 10-KSB for the year ended December 31, 2001.

PROMOS, INC.

BALANCE SHEETS

                                                          Unaudited      Audited
                                                           March 31,    December 31,
      ASSETS                                                 2002          2001
      ------                                              ---------     -----------

Cash and cash equivalents ..........................       $15,916       $10,072
Accounts receivable, net
     Of allowance of doubtful
     Account of $0 .................................        13,325        12,112
Prepaid Expenses ...................................         1,225         1,392
Receivable, Stockholder ............................         5,682         5,103
                                                           -------       -------
     Total Current Assets ..........................        36,148        28,679
                                                           -------       -------
Fixed assets, at cost, net
Of accumulated depreciation
Of $2,816 and $2,616 ...............................         2,639         2,839
     Other Assets:
     Security Deposit ..............................           295           555
                                                           -------       -------
Total Assets .......................................       $39,082       $32,073
                                                           =======       =======

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable ...................................       $ 6,730       $ 2,176
Sales and Payroll Taxes Payable ....................         1,037         2,547
Income Taxes Payable ...............................         3,188         2,436
                                                           -------       -------
     Total Current Liabilities .....................        10,955         7,159
                                                           -------       -------

STOCKHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued ...................             0             0
Common stock, par value of $.001,
 per share, 50,000,000 shares authorized,
 10,033,600 shares issued and
 outstanding .......................................        10,034        10,034
Additional Paid-in-Capital .........................        11,785        11,785
Retained earnings (Deficit) ........................         6,308         3,095
                                                           -------       -------
Total Stockholders' Equity .........................        28,127        24,914
                                                           -------       -------

     Total Liabilities and
     Stockholders' Equity ..........................       $39,082       $32,073
                                                           =======       =======

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

                                                         For the three months
                                                         Ended March 31, 2002
                                                        ----------------------
                                                        2002              2001
                                                        ----              ----
REVENUES:
Sales .....................................      $     39,349      $      8,990
                                                 ------------      ------------
COSTS OF GOODS SOLD:
Purchases And freight .....................      $     19,330      $      3,509
                                                 ------------      ------------
   GROSS PROFIT ...........................            20,019             5,481
                                                 ------------      ------------

OPERATING EXPENSES:

Auto Expenses .............................               215               842
Auto Rental ...............................             1,538             1,210
Delivery and Postage ......................               390               748
Dues and subscriptions ....................               271               281
Depreciation Expense ......................               200               101
Employee Benefits .........................               723               782
Filing and Transfer Fees ..................               575               150
Insurance Expense .........................               148               118
Legal and Accounting ......................             2,500                 0
Licenses and Taxes ........................               382               770
Office Supplies and Expenses ..............               913               998
Officer's Salary ..........................             5,000             3,000
Promotion .................................               674                 0
Rent and Maintenance ......................               834             1,008
Samples ...................................               106               478
Telephone Expenses ........................               790               397
Travel and Entertainment ..................               795               813
                                                 ------------      ------------
     Total Operating Expenses .............            16,054            11,696
                                                 ------------      ------------

NET INCOME (LOSS) BEFORE
OTHER (EXPENSES) ..........................             3,965            (6,215)
                                                 ------------      ------------

OTHER INCOME AND (EXPENSES):
Interest Income ...........................                 0                 9
                                                 ------------      ------------
Net Income (Loss) before Provision
   For Income Taxes .......................             3,965            (6,206)
Provision for Income Taxes ................               752                 0
                                                 ------------      ------------
NET INCOME (LOSS) .........................      $      3,213      $     (6,206)
                                                 ============      ============

Net Income(Loss)Per share .................      $     .00030      $    (.00062)
                                                 ============      ============

NUMBER OF SHARES OUTSTANDING ..............        10,033,600        10,033,600
                                                 ============      ============

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2002

                      Common                                                  Total
                       Stock                     Additional   (Deficit)    Stockholders'
                     Number of    Common Stock     Paid-in    Retained        Equity
                       Shares        Amount        Capital    Earnings       (Deficit)
                     ---------    ------------   ----------   --------     -------------

Balance
January 1, 2002 ...  10,033,600   $   10,034   $   11,785   $    3,095    $   24,914

Net income for
 the three
 months ended
 March 31, 2002 ...           0            0            0        3,213    $    3,213
                     ----------   ----------   ----------   ----------    ----------

Balance March
31, 2002 .........   10,033,600   $   10,034   $   11,785   $    6,308    $   28,127
                     ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001

                                                        2002        2001
                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) ..........................   $  3,213    $ (6,206)

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation ...............................        200         101
    (Increase) Decrease in Accounts
         Receivable .............................     (1,213)      8,484
     Decrease in Prepaid Expenses ...............        167           0
   (Increase) in Receivable,
         Stockholder ............................       (579)     (2,246)
     Decrease in Security Deposits ..............        260           0
   Increase (Decrease) in Payables ..............      3,796      (4,382)
   Increase in Bank's
        Line of Credit ..........................          0       1,386
                                                    --------    --------

     Cash Provided By
     Operating Activities .......................   $  5,844    $ (2,863)
                                                    --------    --------

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
     (Increase) in Fixed Assets .................          0           0
                                                    --------    --------

     Net Increase (Decrease) in Cash ............      5,844      (2,863)
                                                    --------    --------

CASH, BEGINNING OF PERIOD .......................   $ 10,072    $  6,168
                                                    --------    --------

CASH, END OF PERIOD .............................   $ 15,916    $  3,305
                                                    ========    ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended March 31, 2002

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
For the Period Ended March 31, 2002

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at March 31, 2002 and 2001:

                      Accounts Receivable                      Accounts Payable
Current                      100%                                    100%
30-60 days                     0%
over 60 days                   0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leased its premises for $396.00 per month and currently has a one year lease from March 1, 2001 through February 28, 2002. The Company has signed a new lease for $295.00 per month for eighteen months effective March 1, 2002.

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

Results of Operations

        Our revenues increased from $8,990 for the three months ended March 31, 2001 to $39,349 for the three months ended March 31, 2002. The increase was primarily a result of the additional projects which we were able to acquire.

        Our costs of goods sold also increased to $19,330 for the three months ended March 31, 2002 compared to $3,509,452 for the three months ended March 31, 2001. Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

        Gross profit from operations was $20,019 for the three months ended March 31, 2002, an increase from $5,481 for the three months ended March 31, 2001.

        Our operating expenses were $16,054 for the three months ended March 31, 2002 compared to $11,696 for the three months ended March 31, 2001. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

        We had a net profit of $3,213 for the three months ended March 31, 2002 compared to a net loss of $6,206 for the three months ended March 31, 2001. This equated to a net profit per share of $0.00030 for the three months ended March 31, 2002 compared to a net loss per share of $0.00062 for the three months ended March 31, 2001.

        Our revenues were higher for the first fiscal quarter of 2002 as compared to the first fiscal quarter of 2001, while our expenses have been in line with our revenues We continue to market for new business and believe that we may continue to see an increase in revenue as the fiscal year progresses.

Liquidity and Capital Resources

        Cash at the end of the period increased to $15,916 for the three months ended March 31, 2002, compared to $3,305 for the three months ended March 31, 2001.

        Accounts receivable increased for the three months ended March 31, 2002 by $1,213, compared to a decrease of $8,484 for the three months ended March 31, 2001.

        Accounts payable increased for the three months ended March 31, 2002 by $3,796 compared to a decrease of $4,382 for the three months ended March 31, 2001.

        We have been profitable for the first fiscal quarter of 2002 compared to being unprofitable for the first fiscal quarter of 2001. The variation in revenues on client projects accounts for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will continue to be profitable. We cannot guarantee that this will occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for an acquisition candidate, although we have concluded no acquisitions and have spoken with no potential candidates.

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

                                                                                                                       PROMOS, INC.

Date: 05/14/02                                                                                          By: /s/   Judith F. Harayda
                                                                                                                                Judith F. Harayda, President