Form 10QSB
period 2002-06-30
PROMOS INC
filed 2002-08-13
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

                             Colorado                                                                                                     84-1209909
(State or other jurisdiction of incorporation)                                                       (IRS Employer File Number)

2121 South Oneida Street , Suite 500, Denver, Colorado                                              80224
(Address of principal executive offices)                                                                     (Zip Code)

(303) 758-3537
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of June 30, 2002 were 10,033,600 common shares.

PROMOS, INC.

FORM 10-QSB QUARTERLY REPORT
For the Period Ended June 30, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements ..........................................    3
Unaudited Balance Sheet at June 30, 2002
And Audited Balance Sheet at December 31, 2001 ........................    4

Unaudited Statements of Operations for
The three and six months
Ended June 30, 2002 and 2001 ..........................................    5

Unaudited Statements of Cash Flows, for the
Six months Ended June 30, 2002 and 2001 ...............................    6

Statement of Stockholders' Equity (Deficit) ...........................    7

Notes to Financial Statements .........................................    8-9

Item 2. Management's Discussion and
Analysis of Financial Condition and
Results of Operations .................................................   10

PART 11  -  OTHER INFORMATION
-----------------------------

SIGNATURES ............................................................   13

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles of interim financial information and the instructions to Form 10-QSB and item 310 under sub-report A of Regulation S-B. In the opinion management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes, included in the Company’s annual report in form 10-KSB for the year ended December 31, 2001.

PROMOS, INC.

BALANCE SHEETS

                                                         Unaudited       Audited
                                                          June 30,     December 31,
              ASSETS                                        2002          2001
                                                         ---------     -----------
CURRENT ASSETS:
Cash and cash equivalents ........................        $ 3,322        $10,072
Accounts receivable, net of
     Allowance of doubtful
     accounts of $0 ..............................          6,652         12,112
Prepaid Expenses .................................          8,301          1,392
Receivable, Stockholder ..........................          6,371          5,103
                                                          -------        -------
     Total Current Assets ........................         24,646         28,679
                                                          -------        -------
FIXED ASSETS, at cost, net
Of accumulated depreciation
Of $3,216 and $2,816 .............................          2,439          2,839
     Other Assets:
     Security Deposit ............................            295            555
                                                          -------        -------
Total Assets .....................................        $27,380        $32,073
                                                          =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable .................................        $ 2,138        $ 2,176
Sales and Payroll Taxes Payable ..................            836          2,547
Corporate Income Taxes Payable ...................          2,436          2,436
                                                          -------        -------
     Total Current Liabilities ...................          5,410          7,159
                                                          -------        -------
STOCKHOLDERS' EQUITY:
Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued .................              0              0

Common stock, par value of $.001
 per share, 50,000,000 shares
 authorized, 10,033,600 shares
 issued and outstanding ..........................         10,034         10,034

     Additional Paid-in-Capital ..................         11,785         11,785
     Retained earnings (Deficit) .................            151          3,095
                                                          -------        -------
Total Stockholders' Equity .......................         21,970         24,914
                                                          -------        -------
     Total Liabilities and
     Stockholders' Equity ........................        $27,380        $32,073
                                                          =======        =======

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

                                                   For The Three                    For the Six
                                                    Months Ended                    Months Ended
                                                       June 30,                        June 30,
                                                 2002            2001            2002            2001
                                                 ----            ----            ----            ----
REVENUES:
Sales ................................   $     12,457    $     64,173    $     51,806    $     73,163
                                         ------------    ------------    ------------    ------------
COSTS OF GOODS SOLD:
Purchases and freight ................          5,959          25,422          25,289          28,932
                                         ------------    ------------    ------------    ------------
   GROSS PROFIT ......................          6,498          38,751          26,517          44,231
                                         ------------    ------------    ------------    ------------
OPERATING EXPENSES:
Auto Expenses ........................             17             954             232           1,796
Auto Rental ..........................          1,537           1,210           3,075           2,420
Delivery and Postage .................            121             515             511           1,263
Dues and subscriptions ...............            437             431             708             712
Depreciation Expense .................            200             101             400             202
Employee Benefits ....................            980           1,125           1,703           1,907
Filing and Transfer Fees .............            270             315             845             315
Insurance Expense ....................            205             248             353             366
Legal and accounting .................            281           1,650           2,781           1,650
Licenses and Taxes ...................            490               0             872             770
Office Supplies and Expenses .........            980           1,390           1,893           2,538
Officer's Salary .....................          4,000               0           9,000           3,000
Rent and Maintenance .................            885           1,332           1,719           2,340
Sales Promotion ......................             58               0             732               0
Samples ..............................            429             570             535           1,048
Telephone Expenses ...................            717             508           1,507             905
Travel and Entertainment .............          1,800           2,665           2,595           3,478
                                         ------------    ------------    ------------    ------------
     Total Operating Expenses ........         13,407          13,014          29,461          24,710
                                         ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES) ............         (6,909)         25,737          (2,944)         19,521
                                         ------------    ------------    ------------    ------------
OTHER INCOME AND (EXPENSES):
Interest Income ......................              0               4               0              13
Interest (Expense) ...................              0            (143)              0            (143)
                                         ------------    ------------    ------------    ------------
   Total Other Income and
   (Expenses) ........................              0            (139)              0            (130)
Net Income (Loss) before Provision
   For Income Taxes ..................         (6,909)         25,598          (2,944)         19,391
                                         ------------    ------------    ------------    ------------
Provision for Income Taxes ...........              0           3,878               0           3,878
                                         ------------    ------------    ------------    ------------
NET INCOME (LOSS) ....................   $     (6,909)   $     21,720)   $     (2,944)       $ 15 513
                                         ============    ============    ============    ============
Net Income (Loss) Per share ..........   $     (.0007)   $       .002    $     (.0003)   $       .002
                                         ============    ============    ============    ============
NUMBER OF SHARES OUTSTANDING .........     10,033,600      10,033,600      10,033,600      10,033,600
                                         ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001

                                                          2002            2001
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss) .........................       $ (2,944)       $ 15,513

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation ..............................            400             202

     Decrease (Increase) in Accounts
         Receivable ............................          5,460         (36,707)

     (Increase) in Prepaid Expenses ............         (6,909)              0

   (Increase) in Receivable,
         Stockholder ...........................         (1,268)         (2,246)

     Decrease in Security Deposit ..............            260               0

   Increase (Decrease) in Payables .............         (1,749)          6,145

   Increase (Decrease)in Bank's
        Line of Credit .........................              0          16,610
                                                       --------        --------

     Cash (Used) By
     Operating Activities ......................         (6,750)           (483)
                                                       --------        --------

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
     (Increase) in Fixed Assets ................              0               0
                                                       --------        --------

       Net Increase (Decrease)
     in Cash ...................................         (6,750)           (483)

CASH, BEGINNING OF PERIOD ......................       $ 10,072        $  6,168
                                                       --------        --------

CASH, END OF PERIOD ............................       $  3,322        $  5,685
                                                       ========        ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2002

                      Common                                                  Total
                       Stock                     Additional   (Deficit)    Stockholders'
                     Number of    Common Stock     Paid-in    Retained        Equity
                       Shares        Amount        Capital    Earnings       (Deficit)
                     ---------    ------------   ----------   --------     -------------

Balance
January 1, 2002 ...  10,033,600   $   10,034   $   11,785   $    3,095    $   24,914

Net income for
the six months
ended June
30, 2002 ..........           0            0            0       (2,944)   $   (2,944)
                     ----------   ----------   ----------   ----------    ----------
Balance June
30, 2002 ..........  10,033,600   $   10,034   $   11,785   $      151    $   21,970
                     ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended June 30, 2002

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

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended June 30, 2002

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at June 30, 2002:

                      Accounts Receivable                      Accounts Payable
Current                       90%                                    60%
30-60 days                    10%                                    40%
over 60 days                   0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $295.00 per month and currently has an eighteen month lease beginning March 1, 2002.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $9,000.00 and $3,000.00 for the period ended June 30, 2002 and 2001, respectively to its president. The Company also pays auto rental for its president, this is currently $512.59 per month.

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

Results of Operations

                Our revenues decreased to $12,457 for the three months ended June 30, 2002 from $64,173 for the three months ended June 30, 2001. Our revenues decreased to $51,806 for the six months ended June 30, 2002 from $73,163 for the six months ended June 30, 2001. The second fiscal quarter represented an overall decrease in projects from the previous year, which was reflected in our lower revenue.

                Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

                Gross profit from operations was $6,498 for the three months ended June 30, 2002, a decrease from $38,751 for the three months ended June 30, 2001. Gross profit from operations was $26,517 for the six months ended June 30, 2002, a decrease from $44,231 for the six months ended June 30, 2001.

                Our operating expenses continue to remain relatively constant. They were at $13,407 for the three months ended June 30, 2002 compared to $13,014 for the three months ended June 30, 2001. Our operating expenses were $29,461 for the six months ended June 30, 2002 compared to $24,710 for the six months ended June 30, 2001. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

                We had a net loss of $6,909 for the three months ended June 30, 2002, compared to a net profit of $25,737 for the three months ended June 30, 2001. We had a net loss of $2,944 for the six months ended June 30, 2002, compared to a net profit of $19,521 for the six months ended June 30, 2001. We had a loss of $0.0007 per share for the three months ended June 30, 2002, compared to net earnings per share of $0.002 for the three months ended June 30, 2001. We had a loss of $0.0003 per share for the six months ended June 30, 2002, compared to net earnings per share of $0.002 for the three six ended June 30, 2001.

                Our revenues have been lower for the second fiscal quarter of 2002 as compared to the second fiscal quarter of 2001. This reflects the general slowdown in the economy. The number of projects which we have been involved in has declined. In the third quarter, we see increased activity, which should correspond to an increase in revenues as the fiscal year progresses. We are optimistic that we may be profitable for the third quarter. However, it is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

                Cash at the end of the period decreased to $3,322 for the six months ended June 30, 2002, compared to $5,685 for the six months ended June 30, 2001.

                Our Accounts Payable decreased by $1,749 for the six months ended June 30, 2002, compared to an increase of $6,145 for the six months ended June 30, 2001.

                Our Cash From Operating Activities decreased by $2,944 for the six months ended June 30, 2002, compared to an increase of $15,513 for the six months ended June 30, 2001.

                We no longer have a bank line of credit.

                We had no cash flows involving Financing Activities for either periods.

                We were not profitable for the second fiscal quarter and first half of 2002 but were profitable for the second fiscal quarter and first half of 2001. Our operating expenses were relatively the same during both periods. The variation in revenues based upon client projects continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity remains to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will again become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during the second fiscal quarter, although we have concluded no acquisitions and have spoken with no potential candidates.

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

ITEM 2.     Changes in Securities and Use of Proceeds.

        Not applicable

ITEM 3.     Defaults upon Senior Securities. None.

ITEM 4.     Submission of Matters to a Vote of Security Holders. None

ITEM 5.     Other Information. None.

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibit 99.1 Certification of Chief Executive Officer, Judith F. Harayda Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibit 99.2 Certification of Principal Financial Officer and Treasurer, Stephan R. Levy, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

        No reports on Form 8-K were filed as of the most recent fiscal quarter.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       PROMOS, INC.

Date: 08/13/02                                                                                          By: /s/   Judith F. Harayda
                                                                                                                                Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                       CHIEF FINANCIAL OFFICER

Date: 08/13/02                                                                                           By: /s/  Stephan R. Levy
                                                                                                                                Stephan R. Levy
                                                                                                                               Treasurer and Director

Date: 08/13/02                                                                                           By: /s/  Judith F. Harayda
                                                                                                                                Judith F. Harayda
                                                                                                                                Director