Form 10QSB
period 2002-09-30
PROMOS INC
filed 2002-11-13
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

                             Colorado                                                                                                     84-1209909
(State or other jurisdiction of incorporation)                                                       (IRS Employer File Number)

2121 South Oneida Street , Suite 500, Denver, Colorado                                              80224
(Address of principal executive offices)                                                                     (Zip Code)

(303) 758-3537
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of September 30, 2002 were 10,033,600 common shares.

PROMOS, INC.

FORM 10-QSB QUARTERLY REPORT
For the Period Ended September 30, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements ..........................................    3
Unaudited Balance Sheet at September 30, 2002
And Audited Balance Sheet at December 31, 2001 ........................    4

Unaudited Statements of Operations for
The three and nine months
Ended September 30, 2002 and 2001 .....................................    5

Unaudited Statements of Cash Flows, for the
Nine months Ended September 30, 2002 and 2001 .........................    6

Statement of Stockholders' Equity .....................................    7

Notes to Financial Statements .........................................    8-9

Item 2. Management's Discussion and
Analysis of Financial Condition and
Results of Operations .................................................   10

PART 11  -  OTHER INFORMATION
-----------------------------

SIGNATURES ............................................................   13

CERTIFICATIONS ........................................................   14

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles of interim financial information and the instructions to Form 10-QSB and item 310 under sub-report A of Regulation S-B. In the opinion management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes, included in the Company’s annual report in form 10-KSB for the year ended December 31, 2001.

PROMOS, INC.

BALANCE SHEETS

                                                      Unaudited     Audited
                                                    September 30, December 31,
      ASSETS                                            2002         2001
      ------                                        ------------  ------------

CURRENT ASSETS:
Cash and cash equivalents ..........................   $ 2,312     $10,072
Accounts receivable, net of
  Allowance of doubtful accounts
  of $0 ............................................    15,420      12,112

Prepaid Expenses ...................................     3,150       1,392
Receivable, Stockholder ............................     6,791       5,103
                                                       -------     -------
     Total Current Assets ..........................    27,673      28,679
                                                       -------     -------
FIXED ASSETS, at cost, net
 of accumulated depreciation
 of $3,216 and $2,816 ..............................     2,239       2,839
     Other Assets:
     Security Deposit ..............................       295         555
                                                       -------     -------
Total Assets .......................................   $30,207     $32,073
                                                       =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable ...................................   $ 6,227     $ 2,176
Sales and Payroll
Taxes Payable ......................................     1,538       2,547
Corporate Income Taxes Payable .....................         0       2,436
                                                       -------     -------
     Total Current Liabilities .....................     7,765       7,159
                                                       -------     -------

STOCKHOLDERS' EQUITY:
Preferred Stock, 10,000,000 shares
 of non-voting authorized, par value
 of $0.01 per share, none issued ...................         0           0

Common stock, par value of $.001
 per share, 50,000,000 shares authorized,
 10,033,600 shares issued and
 outstanding .......................................    10,034      10,034

     Additional Paid-in-Capital ....................    11,785      11,785
     Retained earnings (Deficit) ...................       623       3,095
                                                       -------     -------
Total Stockholders' Equity .........................    22,442      24,914
                                                       -------     -------
     Total Liabilities and
     Stockholders' Equity ..........................   $30,207     $32,073
                                                       =======     =======

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

                                                  For The Three                   For the Nine
                                                   Months Ended                   Months Ended
                                                   September 30,                  September 30,
                                               2002            2001           2002             2001
                                               ----            ----           ----             -----
REVENUES:
Sales ...............................   $     45,759    $     99,573    $     97,565    $    172,736
                                        ------------    ------------    ------------    ------------
COSTS OF GOODS SOLD:
Purchases, artwork and
   Freight ..........................         31,765          62,108          57,054          91,040
                                        ------------    ------------    ------------    ------------
   GROSS PROFIT .....................         13,994          37,465          40,511          81,696
                                        ------------    ------------    ------------    ------------
 OPERATING EXPENSES:

Auto Expenses .......................            539             195             771           1,991
Auto Rental .........................          1,538           1,210           4,613           3,630
Delivery and Postage ................            429             522             940           1,785
Dues and subscriptions ..............            269             211             977             923
Depreciation Expense ................            200             102             600             304
Employee Benefits ...................            929             868           2,632           2,775
Filing and Transfer Fees ............            225             225           1,070             540
Insurance Expense ...................            460             247             813             613
Legal and accounting ................          1,335           1,175           4,116           2,825
Licenses and Taxes ..................            480             605           1,352           1,375
Office Supplies and Expenses ........            774           1,107           2,708           3,640
Officer's Salary ....................          5,500           8,000          14,500          11,000
Rent and Maintenance ................            885           1,252           2,604           3,592
Sales Promotion .....................            100             704             832             709
Samples .............................            328             405             863           1,454
Telephone Expenses ..................            634           1,001           2,141           1,905
Travel and Entertainment ............          1,387             506           3,982           3,984
                                        ------------    ------------    ------------    ------------
     Total Operating Expenses .......         16,012          18,335          45,514          43,045
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES) ...........         (2,018)         19,130          (5,003)         38,651
                                        ------------    ------------    ------------    ------------
OTHER INCOME AND (EXPENSES):
Miscellaneous Income ................             55               3              95              16
Interest (Expense) ..................              0             (60)              0            (203)
                                        ------------    ------------    ------------    ------------
   Total Other Income and
   (Expenses) .......................             55             (57)             95            (187)
                                        ------------    ------------    ------------    ------------
Net Income (Loss) before Provision
   For Income Taxes .................         (1,963)         19,073          (4,908)         38,464
                                        ------------    ------------    ------------    ------------
Income tax provision (Benefit) ......         (2,436)          2,815          (2,436)          7,693
                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) ...................   $        473    $     16,258    $     (2,472)       $ 30 771
                                        ============    ============    ============    ============
Net Income(Loss)
   Weighted average share ...........   $     .00004    $      .0016    $     (.0002)           .003
                                        ============    ============    ============    ============
WEIGHTED AVERAGE SHARES, BASIC ......     10,033,600      10,033,600      10,033,600      10,033,600
                                        ============    ============    ============    ============
WEIGHTED AVERAGE SHARES, DILUTED ....     10,033,600      10,033,600      10,033,600      10,033,600
                                        ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2002

                                              2002        2001
                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss) ................   $ (2,472)   $ 30,771

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Depreciation .....................        600         304

     (Increase) in Accounts
         Receivable ...................     (3,308)     (8,093)

     (Increase) in Prepaid Expenses ...     (1,758)       (417)

     (Increase) in Receivable,
         Stockholder ..................     (1,688)     (2,858)

     Decrease in Security Deposit .....        260      26.978

     Increase (Decrease)
         in Payables ..................        606           0
                                          --------    --------

     Cash Provided By
     Operating Activities .............     (7,760)     46,685
                                          --------    --------
CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:

     (Increase) in Fixed Assets .......          0           0
                                          --------    --------

       Net Increase in Cash ...........     (7,760)     46,685

CASH, BEGINNING OF PERIOD .............   $ 10,072    $  6,168
                                          --------    --------
CASH, END OF PERIOD ...................   $  2,312    $ 52,853
                                          ========    ========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2002

                      Common                                                  Total
                       Stock                     Additional   (Deficit)    Stockholders'
                     Number of    Common Stock     Paid-in    Retained        Equity
                       Shares        Amount        Capital    Earnings       (Deficit)
                     ---------    ------------   ----------   --------     -------------

Balance
January 1, 2002 ...  10,033,600   $   10,034   $   11,785   $    3,095    $   24,914

Net (loss) for
 the nine months
 ended September
 30, 2002 .........           0            0            0       (2,472)   $   (2,472)
                     ----------   ----------   ----------   ----------    ----------

Balance September
30, 2002 .........   10,033,600   $   10,034   $   11,785   $      623    $   22,442
                     ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended September 30, 2002

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

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended September 30, 2002

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at September 30, 2002:

                      Accounts Receivable                      Accounts Payable
Current                      100%                                   100%
30-60 days                     0%                                     0%
over 60 days                   0%                                     0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $295.00 per month and currently has an eighteen month lease beginning March 1, 2002.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $14,500.00 and $11,000.00 for the periods ended September 30, 2002 and 2001, respectively to its president. The Company also pays auto rental for its president, this is currently $512.59 per month.

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

        Our revenues decreased from $99,573 for the three months ended September 30, 2001 to $45,759 for the three months ended September 30, 2002. Our revenues decreased from $172,736 for the nine months ended September 30, 2001 to $97,565 for the nine months ended September 30, 2002. The decrease in revenues during the last quarter was primarily a result of lower sales during the period.

        Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

        Gross profit from operations was $13,994 for the three months ended September 30, 2002, a decrease from $37,465 for the three months ended September 30, 2001. Gross profit from operations was $40,511 for the nine months ended September 30, 2002, a decrease from $81,696 for the nine months ended September 30, 2001.

        Our operating expenses decreased to $16,012 for the three months ended September 30, 2002 compared to $18,335 for the three months ended September 30, 2001. Our operating expenses were higher at $45,514 for the nine months ended September 30, 2002 compared to $43,045 for the nine months ended September 30, 2001. The major components of operating expenses are officer salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses, as well as advertising and travel.

        We had net income of $473 for the three months ended September 30, 2002, compared to net income of $16,258 for the three months ended September 30, 2001. We had a net loss of $2,472 for the nine months ended September 30, 2002, compared to net income of $30,771 for the nine months ended September 30, 2001. We had a net income of $.00004 per share for the three months ended September 30, 2001 compared to net income of $.0016 per share for the three months ended September 30, 2002. We had a net loss per share of $.0002 for the nine months ended September 30, 2001 compared to net income of $.003 per share for the nine months ended September 30, 2002.

        During the fiscal quarter ended September 30, 2002, we saw a decline in our revenue. We plan to aggressively pursue growth in revenues for the remainder of the fiscal year. We also plan to look for potential combinations with other companies within and without our industry niche. If we are successful in increasing our revenues, which we cannot assure, we have reasonable chance to be profitable this year.

Liquidity and Capital Resources

Cash at the end of the period increased to $2,312 for the nine months ended September 30, 2002, compared to $52,853 for the nine months ended September 30, 2001.

Cash Provided By Operating Activities was ($7,760) for the nine months ended September 30, 2002, compared to $46,685 for the nine months ended September 30, 2001.

We had no Cash Provided by Financing Activities for either nine month period.

        We were marginally profitable for the nine months ended September 30, 2001 but were not profitable for the nine months ended September 30, 2002. We were minimally profitable for the fiscal quarter ended September 30, 2002. Our revenues were lower in the most recent fiscal quarter. Our plan remains to build our Company in any manner which will be successful. As of the end of most recent fiscal quarter, we have concluded no acquisitions.

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

ITEM 2.     Changes in Securities and Use of Proceeds. Not applicable.

ITEM 3.     Defaults upon Senior Securities. None.

ITEM 4.     Submission of Matters to a Vote of Security Holders. None.

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

                                                                                                                       PROMOS, INC.

Date: 11/13/02                                                                                          By: /s/   Judith F. Harayda
                                                                                                                                Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                       CHIEF FINANCIAL OFFICER

Date: 11/13/02                                                                                           By: /s/  Stephan R. Levy
                                                                                                                                Stephan R. Levy
                                                                                                                               Treasurer and Director

Date: 11/13/02                                                                                           By: /s/  Judith F. Harayda
                                                                                                                                Judith F. Harayda
                                                                                                                                Director

CERTIFICATIONS

        I, Judith F. Harayda, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Promos,Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 13, 2002

/s/ Judith F. Harayda Judith F. Harayda, Chief Executive Officer

CERTIFICATIONS

        I, Stephan R. Levy, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Promos,Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 13, 2002

/s/ Stephan R. Levy Stephan R. Levy, Chief Financial Officer