Form 10KSB
period 2002-12-31
PROMOS INC
filed 2003-03-28
CIK 1096182

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2002

Commission File Number: 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation)	84-1209909 (IRS Employer File Number)

2121 South Oneida Street, Suite 500, Denver, Colorado                                               80224
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

                Yes [X]  No [  ]

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

                State issuer’s revenues for its most recent fiscal year $113,320. The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 15, 2003 was $ 254,200. The number of shares outstanding of the registrant’s common stock, as of the latest practicable date, March 1, 2003, was 10,033,600.

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

                         Our larger clients include: University of Denver; First Trust, Incorporated, Resources Trust, and Lincoln Trust, all subsidiaries of Fiserv, Inc.; KMGH-TV, Channel 7, the ABC affiliate in Denver; the National Potato Promotion Board; McCarthy Advertising; Platts, formerly knows as Financial Times Energy; Distinctive Properties, and the Aquila Group of Funds.

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

                         We have one full-time employee, our President, who receives a salary. Our Secretary-Treasurer has agreed to allocate a portion of his time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their collectively devoting approximately sixty hours per month to our business affairs, consequently, conflicts of interest may arise with respect to the limited time commitment of such officers. These officers will use their best judgments to resolve all such conflicts.

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

                   (g) Backlog

                       At December 31, 2002, we had no backlogs.

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

         Item 2. Description of Properties.

                          Since March, 2002, our business office has been located at 2121 South Oneida Street, Suite 500, Denver, Colorado 80224. At this location, we pay $295 per month in rent for this office space to an unaffiliated third party under a lease which expires on August 31, 2003. We have no properties other than office equipment and furniture.

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

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters.

                         Our securities have traded on the NASD Over-the-Counter Bulletin Board since July, 2000 under the trading symbol PMOS. The following table sets forth the high and low bid quotation for our common stock for each quarterly period ended December, 2002 and 2001. As of December 31, 2002, we had approximately 110 shareholders of record of our common stock. We believe that we also have additional shareholders who hold their shares in nominee names with their brokerage firms. Our common stock holders are entitled to receive dividends as declared by our Board of Directors from time to time. No dividends are anticipated to be paid in the foreseeable future.

	Bid Price
	High	Low
	2002
First Quarter	$.625	$.15
Second Quarter	$.625	$.625
Third Quarter	$.625	$.15
Fourth Quarter	$.125	$.125

	2001
First Quarter	$ 1.875	$ 0.15
Second Quarter	$ 1.875	$ 0.15
Third Quarter	$ 0.15	$ 0.15
Fourth Quarter	$ 0.15	$ 0.15

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

                         When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

                         We were not profitable for the twelve months ended December 31, 2002. We had revenues of $113,320, compared to revenues of $187,590 for the same period ended December 31, 2001. Gross profit from operations was $41,489, or approximately 36.6% of gross revenues for the year ended December 31, 2002, compared to $79,330 or approximately 42.3% of gross revenues for the year ended December 31, 2001.

                         Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

                         Total operating expenses for the twelve months ended December 31, 2002 were $59,353 compared to expenses of $68,251 for the same period ended December 31, 2001. Our operating expenses during the fiscal year ended December 31, 2002 decreased slightly from the previous year, with decreases in office rent expenses, office supplies, and salaries contributing to the reduction. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

                         The principal difference between 2002 and 2001 was the decrease of gross revenues and a loss, compared to the profit in the previous year. We had a loss of $15,491 in 2002 as compared to a profit of $8,458 in 2001, or a net loss of $.0015 per share in 2002, compared to a net income of $.00085 in 2001.

Liquidity and Capital Resources

                         Net cash at the end of the period decreased to $21 for the year ended December 31, 2002, compared to $10,072 for the year ended December 31, 2001.

                         Cash used by operating activities was $10,311 for the twelve months ended December 31, 2002, compared to cash provided by operating activities of $6,030 for the twelve months ended December 31, 2001. The cash flows for the twelve months ended December 31, 2002 were used to fund operations.

                  Cash flows provided by financing activities accounted for $260 for the twelve months ended December 31, 2002, compared to using $2,126 for the twelve months ended December 31, 2001. Financing activities were a negligible part of our operations for the twelve months ended December 31, 2002.

                         We were modestly profitable in 2001 but unprofitable in 2002. Our operating expenses were relatively the same during both periods. Decreased revenues accounted for the difference between a profit and a loss. We continue to try to operate with minimal overhead. Our primary activity continues to be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will again be profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for an acquisition candidate. Although we have concluded no acquisitions, we have spoken with several potential candidates. We currently have no candidates under consideration.

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

                Item 7. Financial Statements.

PROMOS, INC.

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

ITEM                                                                                                                                                          PAGE

Report of Certified Public Accountant	F-2

Balance Sheets,
December 31 2002 and, 2001	F-3

Statements of Operations, for the
Years Ended December 31, 2002 and 2001	F-4

Statements of Stockholders’ Equity, for the
Years Ended December 31, 2002 and 2001	F-5

Statements of Cash Flows, for the
Years Ended December 31, 2002 and 2001	F-6

Notes to Financial Statements	F-7, F-8

JANET LOSS, C.P.A., P.C.
Certified Public Accountant
1780 South Bellaire Drive, Suite 500
Denver, Colorado 80222

Board of Directors
Promos, Inc.
2121 South Oneida Street, Suite 500
Denver, Colorado 80222

I have audited the accompanying Balance Sheets of Promos, Inc. as of December 31, 2002 and 2001 and the related statements of Operations, Stockholders’ Equity (Deficit), and Cash Flows for the years ended December 31, 2002 and 2001. My responsibility is to express an opinion on the financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Promos, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles.

/s/ Janet Loss, C.P.A., P.C.

March 19, 2003

PROMOS, INC.

BALANCE SHEETS
December 31, 2002 and 2001

ASSETS	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$ 21	$10,072
Accounts receivable, net of
allowance of doubtful accounts
of $0	10,091	12,112
Prepaid Expenses	1,407	1,392
Receivable, Stockholder	1,257	5,103

Total Current Assets	12,776	28,679

Fixed assets at cost, net
Of accumulated depreciation
Of $3,590 and $2,616	1,865	2,839
Security Deposits	295	555

Total Assets	$ 14,936	$32,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$ 4,500	$ 2,176
Sales and Payroll Taxes Payable	1,013	2,547
Corporate Income Taxes Payable	0	2,436

Total Current Liabilities	5,513	7,159

STOCKHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares
of non-voting authorized, par value
of $0.01 per share, none issued	0	0
Common stock, par value of $.001,
per share, 50,000,000 shares authorized,
10,033,600 shares issued and
outstanding	10,034	10,034
Additional Paid-in-Capital	11,785	11,785
Retained earnings (Deficit)	(12,396)	3,095

Total Stockholders’ Equity	9,423	24,914

Total Liabilities and
Stockholders’ Equity	$ 14,936	$32,073

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002 and 2001

	2002	2001
REVENUES:
Sales	$ 113,320	$ 187,590

COSTS OF GOODS SOLD:
Purchases and freight	71,831	108,260

GROSS PROFIT	41,489	79,330

OPERATING EXPENSES:
Advertising	169	709
Auto Expenses	922	3,634
Auto Rental	6,151	5,168
Delivery and Postage	575	2,298
Dues and subscriptions	1,320	1,635
Depreciation Expense	974	801
Employee Benefits	3,613	3,719
Filing and Transfer Fees	1,294	785
Insurance Expense	1,138	935
Licenses and Taxes	2,243	3,036
Office Supplies and Expenses	3,464	5,277
Officer’s Salary	20,000	22,000
Professional Fees	5,914	3,950
Rent Expense	3,489	5,260
Samples	1,083	1,546
Telephone Expenses	2,687	2,748
Travel and Entertainment	4,317	4,750

Total Operating Expenses	59,353	68,251

NET INCOME (LOSS) BEFORE
OTHER (EXPENSES)	(17,864)	11,079

OTHER INCOME AND (EXPENSES):
Interest Income	0	18
Interest (Expense)	(63)	(203)

Total Other Income and
(Expenses)	(63)	(185)

Net Income (Loss) before (Benefit)
Provision For Income Taxes	(17,927)	10,894
(Benefit)Provision for
Income Taxes	(2,436)	2,436

NET INCOME (LOSS)	$ (15,491)	$ 8,458

Net Income (Loss) per
Weighted average share	(.0015)	(.00085)

Weighted average share, Basic	10,033,600	10,033,600

Weighted average share, Diluted	10,033,600	10,033,600

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2002 and 2001

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	(Deficit) Retained Earnings	Total Stockholders’ Equity (Deficit)
Balance
January 1, 2001	10,033,600	$10,034	$11,785	$(5,363)	$ 16,456

Net Income for the year
ended December 31, 2001	0	0	0	8,458	$ 8,458

Balance December 31, 2001	10,033,600	$10,034	$11,785	$ 3,095	$ 24,914

Net Income (Loss) for
the year ended December
31, 2002	0	0	0	(15,491)	(15,491)

Balance December
31, 2002	10,033,600	$10,034	$11,785	$(12,396)	$ 9,423

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(15,491)	$ 8,458
Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
Depreciation	974	801
Decrease in
Accounts Receivable	2,021	2,679
(Increase) in prepaid
Expenses	(15)	(712)
Decrease (Increase) in Receivables,
Stockholder	3,846	(3,700)
Increase (Decrease)
in Payables	(288)	(4,993)
Sales and Payroll in
Taxes payable	(1,358)	3,497

Cash Provided (Used)By
Operating Activities	(10,311)	6,030

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Fixed Assets	0	(1,831)

Increase in Security Deposits	260	(295)

Net Cash (Used) by
Financing Activities	260	(2,126)

CASH, BEGINNING OF PERIOD	$ 10,072	$ 6,168

CASH, END OF PERIOD	$ 21	$ 10,072

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

Accounting Method

The company records income and expenses on the accrual method.

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

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at December 21, 2002 and 2001 is as follows:

	Accounts Receivable	Accounts Payable
Current	80%	100%
30-60 days	20%
over 60 days	0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $295.00 per month for eighteen months effective March 1, 2002.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $20,000.00 and $22,000.00 for the years ended December 31, 2002 and 2001, respectively to its president. The Company also pays auto rental for its president, this is currently $512.59 per month.

         Item 8. Disagreements With Accountants on Accounting and Financial Disclosure.

                         The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

PART III

         Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                         Our Directors and Executive Officers, their ages and positions held in the Company as of December 31, 2001 are as follows:

NAME	AGE	POSITION HELD

Judith F. Harayda	54	President and Director
Stephan R. Levy	63	Secretary, Treasurer and Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

                         Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. No filings were required in the last fiscal year.

         Item 10. Executive Compensation.

                         None of our executive officers received compensation in excess of $100,000 during the fiscal years ended December 31, 2000, 2001, or 2002. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000. The following table sets forth the Summary Compensation Table for our Chief Executive Officer, who has been our only employee at the end of the last three completed fiscal years. Except as indicated in the footnotes to this section, no other compensation not covered in the following table was paid or distributed by the Company to such person during the period covered. Our employee director receives no additional compensation for service on the Board of Directors.

SUMMARY COMPENSATION TABLE

		Annual Compensation Awards	Long Term Compensation Payouts
Name and Principal(1)(2)(3) Position	Year	Salary Compen- sation($)	Other Annual Bonus ($)	Restricted Stock(1)(3) Compen- sation ($)	All LTIP Award(s)	Other Options/
Judith F. Harayda	2002	$20,000	--	--	--	--
President(1)	2001	$22,000
	2000	$16,000

         (1) We also paid an auto lease for Ms. Harayda of $6,151 for 2002, $5,168 for 2001 and $4,840 for 2000, respectively. Ms. Harayda's health insurance was also paid by us for 2002, 2001, and 2000. Ms. Harayda has an IRA account.

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

         Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2002, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual directors and (iii) our officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class
Judith F. Harayda	8,000,000	80%
2121 South Oneida, #500
Denver, Colorado 80224
Stephan R. Levy	-0-	-0-
2121 South Oneida, #330
Denver, Colorado 80224
All Officers and Directors as a Group	8,000,000	80%
(two persons)

(1)	All ownership is beneficial and on record, unless indicated otherwise.
(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

         Item 12. Certain Relationships and Related Transactions.

                         We paid our President, Judith F. Harayda,,salary expenses of $ 20,000 during fiscal year 2002. We also paid her auto rental, which is currently $512.59 per month, and health insurance.

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

_________________

         + Previously Filed.

                         (b) Reports on Form 8-K. We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOS, INC.
Dated: March 28, 2003	By: /s/ Judith F. Harayda Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CHIEF FINANCIAL OFFICER
Dated: March 28, 2003	By: /s/ Stephan R. Levy Stephan R. Levy Treasurer and Director

Dated: March 28, 2003	By: /s/ Judith F. Harayda Judith F. Harayda Director

CERTIFICATIONS

         I, Judith F. Harayda, certify that:

1.	I have reviewed the report being filed on Form 10-KSB by Promos, Inc.;

2.

Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Promos, Inc. as of, and for, the periods presented in the report;

4.

I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Promos, Inc and have:

i.

Designed such disclosure controls and procedures to ensure that material information relating to Promos, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii.	Evaluated the effectiveness of Promos, Inc's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

iii.	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I and the other certifying officer have disclosed, based on our most recent evaluation, to the Promos, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i.

All significant deficiencies in the design or operation of internal controls which could adversely affect Promos, Inc.‘s ability to record, process, summarize and report financial data and have identified for Promos, Inc.‘s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.

I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By: /s/ Judith F. Harayda Judith F. Harayda Chief Executive Officer

CERTIFICATIONS

         I, Stephan R. Levy, certify that:

1.	I have reviewed the report being filed on Form 10-KSB by Promos, Inc.;

2.

Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Promos, Inc. as of, and for, the periods presented in the report;

4.

I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Promos, Inc and have:

i.

Designed such disclosure controls and procedures to ensure that material information relating to Promos, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii.	Evaluated the effectiveness of Promos, Inc's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

iii.	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I and the other certifying officer have disclosed, based on our most recent evaluation, to the Promos, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i.

All significant deficiencies in the design or operation of internal controls which could adversely affect Promos, Inc.‘s ability to record, process, summarize and report financial data and have identified for Promos, Inc.‘s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.

I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By: /s/ Stephan R. Levy, Stephan R. Levy, Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

EXHIBITS
TO
Promos, Inc.

EXHIBIT INDEX

Exhibit No.	Description	Cross Reference Page

+ 3A	Articles of Incorporation
+ 3B	Amended and Restated Articles of Incorporation
+ 3C	Bylaws
99.1	Certification of Chief Executive Officer, Judith F. Harayda Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer and Treasurer, Stephan R. Levy, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

         + Previously Filed.