Form 10QSB
period 2003-03-31
PROMOS INC
filed 2003-05-14
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	84-1209909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2121 South Oneida St., Suite 500, Denver, Colorado 80224
(Address of principal executive offices)    (Zip Code)

(303) 758-3537
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of March 31, 2003 were 10,033,600 common shares.

PROMOS, INC.

INDEX TO FORM 10-QSB QUARTERLY REPORT
For the Three Months Ended March 31, 2003

TABLE OF CONTENTS

	PAGE
PART 1 - FINANCIAL STATMENTS
Item 1. Financial Statements	3
Unaudited Balance Sheet at March 31 ,2003
And Audited Balance sheet at December 31, 2002	4
Unaudited Statements of Operations
For Three months ended March 31, 2003 and 2002	5
Unaudited Statements of Cash Flows, for the three
Months Ended March 31, 2003 and 2002	6
Unaudited Statements of Statements of Stockholders'
Equity (Deficit) for the Three months
Ended March 31, 2003	7
Notes to Financial Statements	8	-9
Item 2. Management’s Discussion and Analysis
Of Financial Condition and Results of Operations	10
PART II - OTHER INFORMATION	11
SIGNATURES	12
CERTIFICATIONS	13

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under sub-report A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For Further information, refer to the financial statements and footnotes, thereto included in the Company’s annual report on form 10-KSB for the year ended December 31, 2002.

PROMOS, INC.

BALANCE SHEETS

	Unaudited March 31, 2003	Audited December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,455	$ 21
Accounts receivable, net of
Allowance of doubtful accounts
Of $0	16,551	10,091
Prepaid Expenses	659	1,407
Receivable, Stockholder	4,826	1,257

Total Current Assets	23,491	12,776

Fixed Assets, at cost, net
Of accumulated depreciation
Of $3,790 and 3,590	1,665	1,865
Security Deposit	295	295

Total Assets	$ 25,451	$ 14,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$ 9,746	$ 4,500
Sales and Payroll
Taxes payable	897	1,013

Total Current Liabilities	10,643	5,513

STOCKHOLDERS' EQUITY:
Preferred Stock, 10,000,000 shares
of non-voting authorized, par value
of $0.01 per share, none issued	0	0
Common stock, par value of $.001
per share, 50,000,000 shares authorized,
10,033,600 shares issued and
outstanding	10,034	10,034
Additional Paid-in-Capital	11,785	11,785
Retained earnings (Deficit)	(7,011)	(12,396)

Total Stockholders' Equity	14,808	9,423

Total Liabilities and
Stockholders' Equity	$ 25,451	$ 14,936

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2003
	2003	2002
REVENUES:
Sales	$ 36,835	$ 39,349

COSTS OF GOODS SOLD:
Purchases, and
Freight	18,682	19,330

GROSS PROFIT	18,153	20,019

OPERATING EXPENSES:
Auto Expenses	198	215
Auto Rental	1,538	1,538
Delivery and Postage	407	390
Dues and subscriptions	275	271
Depreciation Expense	200	200
Employee Benefits	1,871	723
Filing and Transfer Fees	739	575
Insurance Expense	325	148
Legal and accounting	1,875	2,500
Licenses and Taxes	153	382
Office Supplies and Expenses	1,109	913
Officer's Salary	2,000	5,000
Rent and Maintenance	885	834
Sales Promotion	0	674
Samples	48	106
Telephone Expenses	625	790
Travel and Entertainment	557	795

Total Operating Expenses	12,805	16,054

NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES)	5,348	3,965

OTHER INCOME AND (EXPENSES):
Vendor fees	37	0

Net Income (Loss) before Provision
For Income Taxes	5,385	3,965

Provisions for Income Taxes	0	752

NET INCOME (LOSS)	$ 5,385	$ 3,213

Net Income(Loss)
Weighted average share	$ .00053	$ .00030

NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED	10,033,600	10,033,600

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 5,385	$ 3,213
Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
Depreciation	200	200
(Increase) Decrease in Accounts
Receivable	(6,460)	(1,213)
(Decrease) in Prepaid Expenses	748	167
(Increase) in Receivable,
Stockholder	(3,569)	(579)
Decrease in Security Deposit	0	260
Increase (Decrease) in Payables	5,130	3,796

Cash Provided By
Operating Activities	1,434	5,844

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
(Increase) in Fixed Assets	0	0

Net Increase (Decrease)
in Cash	1,434	5,844
CASH, BEGINNING OF PERIOD	$ 21	$ 10,072

CASH, END OF PERIOD	$ 1,455	$ 15,916

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	(Deficit) Retained Earnings	Total Stockholders’ Equity (Deficit)
Balance
January 1, 2003	10,033,600	$10,034	$11,785	$(12,396)	$ 9,423

Net Income for the three
months ended March 31, 2003	0	0	0	5,385	$ 5,385

Balance March 31, 2003	10,033,600	$10,034	$11,785	$(7,011)	$14,808

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended March 31, 2003

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

Offering Costs

Offering costs of ($13,031) associated with the Company’s private offerings have been charged to the proceeds of the offering.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended March 31, 2003

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at March 31, 2003 and 2002:

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

Results of Operations

                 Our revenues were $36,835 for the three months ended March 31, 2002, compared to $39,349 for the three months ended March 31, 2003. The decrease was primarily a result of the reduced projects.

                 Our costs of goods sold were $18,682 for the three months ended March 31, 2003, compared to $19,330 for the three months ended March 31, 2002. Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

                 Our gross profit from operations was $18,153 for the three months ended March 31, 2003, compared to $20,019 for the three months ended March 31, 2002.

                 Our total operating expenses were $12,805 for the three months ended March 31, 2003 compared to $16,054 for the three months ended March 31, 2002. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

                 We had a net profit of $5,385 for the three months ended March 31, 2003 compared to a net loss of $3,213 for the three months ended March 31, 2002. This equated to a net profit per share of $0.00053 for the three months ended March 31, 2003 compared to a net profit per share of $0.0003 for the three months ended March 31, 2002.

                 Our revenues were somewhat lower for the first fiscal quarter of 2003 as compared to the first fiscal quarter of 2002, while our expenses have been in line with our revenues We continue to market for new business and believe that we may continue to see an increase in revenue as the fiscal year progresses.

Liquidity and Capital Resources

                 Cash at the end of the period decreased to $1,455 for the three months ended March 31, 2003, compared to $15,916 for the three months ended March 31, 2002.

                 Accounts receivable increased for the three months ended March 31, 2003 by $6,460, compared to a decrease of $1,213 for the three months ended March 31, 2002.

                 Accounts payable increased for the three months ended March 31, 2003 by $5,130 compared to an increase of $3,796 for the three months ended March 31, 2002.

                 Cash provided by Operating Activities was $1,434 for the three months ended March 31, 2003, compared to $5,844 for the three months ended March 31, 2002.

                 We have been marginally profitable for the first fiscal quarter of 2003 as well as the first fiscal quarter of 2002. The variation in revenues on client projects accounts for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will continue to be profitable. We cannot guarantee that this will occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for an acquisition candidate, although we have concluded no acquisitions and have spoken with no potential candidates.

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

ITEM 3.	Controls and Procedures

         Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accordance with SEC requirements, the President and Chief Financial Officer note that, since the date of the evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

PROMOS, INC.

Date: MAY 14, 2003	By: /s/ Judith F. Harayda Judith F. Harayda, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                       CHIEF FINANCIAL OFFICER

Date: MAY 14, 2003                                                                                          By: /s/  Stephan R. Levy
                                                                                                                                Stephan R. Levy
                                                                                                                               Treasurer and Director

Date: MAY 14, 2003                                                                                          By: /s/  Judith F. Harayda
                                                                                                                                Judith F. Harayda
                                                                                                                                Director

CERTIFICATIONS

I, Judith F. Harayda, certify that:

1.	I have reviewed the report being filed on Form 10-QSB by Promos, Inc.;

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

Date: May 14, 2003

/s/ Judith F. Harayda Judith F. Harayda, Chief Executive Officer

CERTIFICATIONS

I, Stephan R. Levy, certify that:

1.	I have reviewed the report being filed on Form 10-QSB by Promos, Inc.;

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

Date: May 14, 2003

/s/ Stephan R. Levy Stephan R. Levy, Chief Financial Officer