Form 10QSB
period 2003-06-30
PROMOS INC
filed 2003-08-13
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	84-1209909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2121 South Oneida St., Suite 500, Denver, Colorado 80224
(Address of principal executive offices)    (Zip Code)

(303) 758-3537
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.0000001 per share, as of June 30, 2003 were 10,033,600 common shares.

PROMOS, INC.

INDEX TO FORM 10-QSB QUARTERLY REPORT
For the Six Months Ended June 30, 2003

TABLE OF CONTENTS

	PAGE
PART 1 - FINANCIAL STATMENTS
Item 1. Financial Statements	3
Unaudited Balance Sheet at June 30, 2003
And Audited Balance sheet at December 31, 2002	4
Unaudited Statements of Operations
For three and six months ended June 30, 2003 and 2002	5
Unaudited Statements of Cash Flows, for the six
Months Ended June 30, 2003 and 2002	6
Statements of Stockholders’ Equity (Deficit)	7
Notes to Financial Statements	8	& 9
Item 2. Management’s Discussion and Analysis
Of Financial Condition and Results of Operations	10
Item 3. Control and Procedures	11
PART II - OTHER INFORMATION	12
SIGNATURES	13

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under sub-report A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For Further information, refer to the financial statements and footnotes, thereto included in the Company’s annual report on form 10-KSB for the year ended December 31, 2002.

PROMOS, INC.

BALANCE SHEETS

	Unaudited June 30, 2003	Audited December 31, 2002

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 2,343	$ 21
Accounts receivable, net of
Allowance of doubtful accounts
Of $0	3,877	10,091
Prepaid Expenses	3,703	1,407
Receivable, Stockholder	2,826	1,257

Total Current Assets	12,749	12,776

Fixed Assets, at cost, net
Of accumulated depreciation
Of $3,790 and $3,590	1,685	1,865
Security Deposit	295	295

Total Assets	$ 14,729	$ 14,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$ 2,980	$ 4,500
Sales and Payroll
Taxes payable	0	1,013

Total Current Liabilities	2,980	5,513

STOCKHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares
of non-voting authorized, par value
of $0.01 per share, none issued	0	0
Common stock, par value of $.001
per share, 50,000,000 shares authorized,
10,033,600 shares issued and
outstanding	10,034	10,034
Additional Paid-in-Capital	11,785	11,785
Retained earnings (Deficit)	(10,070)	(12,396)

Total Stockholders' Equity	11,749	9,423

Total Liabilities and
Stockholders’ Equity	$ 14,729	$ 14,936

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,	For the Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Sales	$ 6,774	$ 12,457	$ 43,609	$ 51,806

COSTS OF GOODS SOLD:
Purchases, and Freight	3,796	5,959	22,478	25,289

GROSS PROFIT	2,978	6,498	21,131	26,517

OPERATING EXPENSES:
Auto Expenses	92	17	290	232
Auto Rental	1,537	1,537	3,075	3,075
Delivery and Postage	116	121	523	511
Dues and subscriptions	0	437	275	708
Depreciation Expense	200	200	400	400
Employee Benefits	910	980	1,871	1,703
Filing and Transfer Fees	260	270	999	845
Insurance Expense	338	205	663	353
Legal and accounting	750	281	2,625	2,781
Licenses and Taxes	23	490	176	872
Office Supplies and Expenses	688	980	1,797	1,893
Officer's Salary	0	4,000	2,000	9,000
Rent and Maintenance	885	885	1,770	1,719
Sales Promotion	0	58	0	732
Samples	78	429	126	535
Telephone Expenses	609	717	1,234	1,507
Travel and Entertainment	451	1,800	1,008	2,595

Total Operating Expenses	6,937	13,407	18,832	27,461

NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES)	(3,959)	(6,909)	2,299	(2,944)

Interest (Expense)	(10)	0	(10)	0
Vendor Fees	0	0	37	0

TOTAL OTHER INCOME AND
(EXPENSES):	(10)	0	27	0

Net Income (Loss) before Provision
For Income Taxes	$ (3,969)	$ (6,909)	$ 2,326	$ (2,944)

Provisions for Income Taxes	0	0	0	0

NET INCOME (LOSS)	$ (3,969)	$ (6,909)	$ 2,326	$ (2,944)

Net Income(Loss)
Weighted average share	$ (.0004)	$ (.0007)	$ .0002	$ (.0003)

NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED	10,033,600	10,033,600	10,033,600	10,033,600

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 2,326	$(2,944)
Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
Depreciation	400	400
Decrease (Increase) in Accounts
Receivable	4,214	5,460
Decrease (Increase) in Prepaid
Expenses	(2,296)	(6,909)
(Increase) in Receivable,
Stockholder	(3,569)	(1,268)
Decrease in Security Deposit	0	260
Increase (Decrease) in Payables	(2,533)	(1,749)

Cash Provided By
Operating Activities	2,542	(6,750)

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
(Increase) in Fixed Assets	(220)	0

Net Increase (Decrease)
in Cash	2,322	(6,750)
CASH, BEGINNING OF PERIOD	$ 21	$ 10,072

CASH, END OF PERIOD	$ 2,343	$ 3,322

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	(Deficit) Retained Earnings	Total Stockholders’ Equity (Deficit)
Balance
January 1, 2003	10,033,600	$10,034	$11,785	$(12,396)	$ 9,423

Net Income for the six
months ended June 30, 2003	0	0	0	2,326	2,326

Balance June 30, 2003	10,033,600	$10,034	$11,785	$(10,070)	$11,749

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended June 30, 2003

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

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Period Ended June 30, 2003

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at June 30, 2003 and 2002:

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

Results of Operations

             Our revenues decreased to $6,774 for the three months ended June 30, 2003 from $12,457 for the three months ended June 30, 2002. Our revenues decreased to $43,609 for the six months ended June 30, 2003 from $51,806 for the six months ended June 30, 2002. The second fiscal quarter represented an overall decrease in projects from the previous year, which was reflected in our lower revenue.

             Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

             Gross profit from operations was $2,978 for the three months ended June 30, 2003, an decrease from $6,498 for the three months ended June 30, 2002. Gross profit from operations was $21,131 for the six months ended June 30, 2003, a decrease from $26,517 for the six months ended June 30, 2002.

             Our operating expenses decreased during the three months ended June 30, 2003 to $6,937, compared to $13,407 for the three months ended June 30, 2002. Our operating expenses were $18,832 for the six months ended June 30, 2003 compared to $29,461 for the six months ended June 30, 2002. The major components of operating expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses. The decrease in operating expenses for the relevant periods resulted from our officer taking no salary during the last three months ended June 30, 2003.

             We had a net loss of $3,969 for the three months ended June 30, 2003, compared to a net loss of $6,909 for the three months ended June 30, 2002. We had a net profit of $2,326 for the six months ended June 30, 2003, compared to a net loss of $2,944 for the six months ended June 30, 2002. We had a net loss of $0.0004 per share for the three months ended June 30, 2003, compared to a net loss per share of $0.0007 for the three months ended June 30, 2002. We had net earnings of $0.0002 per share for the six months ended June 30, 2003, compared to a net loss per share of $0.0003 for the three six ended June 30, 2002.

             Our revenues have been lower for the second fiscal quarter of 2003 as compared to the second fiscal quarter of 2002. We believe that this reflects the general decrease in activity in the economy. The number of projects which we have been involved in has decreased. In the third quarter, we see further increased activity, which should correspond to an increase in revenues as the fiscal year progresses. We are optimistic that we may be profitable for the third quarter. However, it is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

             Cash at the end of the period decreased to $2,343 for the six months ended June 30, 2003, compared to $3,322 for the six months ended June 30, 2002.

             Our Accounts Receivable increased by $6,214 for the six months ended June 30, 2003, compared to an increase of $5,460 for the six months ended June 30, 2002.

             Our Accounts Payable decreased by $2,533 for the six months ended June 30, 2003, compared to a decrease of $1,749 for the six months ended June 30, 2002.

             Our Cash From Operating Activities increased by $2,542 for the six months ended June 30, 2003, compared to cash used of $6,750 for the six months ended June 30, 2002. The increase in cash was aided by our officer taking no salary during the last three months ended June 30, 2003.

         We had no cash flows involving Financing Activities for either periods.

             We were not profitable for the second fiscal quarter of 2003 and for the second fiscal quarter and first half of 2002, but were profitable for the first half of 2003. Our operating expenses decreased during the second fiscal quarter and first half of 2003. The decrease in cash was aided by our officer taking no salary during the last three months ended June 30, 2003. However, typically, the variation in revenues based upon client projects continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity remains to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will again become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during the second fiscal quarter, although we have concluded no acquisitions or have no definitive agreements.

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

ITEM 3.     Defaults upon Senior Securities. None.

ITEM 4.     Submission of Matters to a Vote of Security Holders. None.

ITEM 5.     Other Information. None.

ITEM 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K: No reports on Form 8-K were filed as of the most recent fiscal quarter.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOS, INC.

Date: AUGUST 14, 2003	By: /s/ Judith F. Harayda Judith F. Harayda, President