Form 10QSB/A
period 2003-06-30
PROMOS INC
filed 2003-08-19
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

FORM 10-QSB/A

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $0.001 per share, as of June 30, 2003 were 10,033,600 common shares.

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

PROMOS, INC.

BALANCE SHEETS

	Unaudited June 30, 2003	Audited December 31, 2002

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 2,343	$ 21
Accounts receivable, net of
Allowance of doubtful accounts
Of $0	3,877	10,091
Prepaid Expenses	3,703	1,407
Receivable, Stockholder	2,826	1,257

Total Current Assets	12,749	12,776

Fixed Assets, at cost, net
Of accumulated depreciation
Of $3,790 and $3,590	1,685	1,865
Security Deposit	295	295

Total Assets	$ 14,729	$ 14,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$ 2,980	$ 4,500
Sales and Payroll
Taxes payable	0	1,013

Total Current Liabilities	2,980	5,513

STOCKHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares
of non-voting authorized, par value
of $0.01 per share, none issued	0	0
Common stock, par value of $.001
per share, 50,000,000 shares authorized,
10,033,600 shares issued and
outstanding	10,034	10,034
Additional Paid-in-Capital	11,785	11,785
Retained earnings (Deficit)	(10,070)	(12,396)

Total Stockholders' Equity	11,749	9,423

Total Liabilities and
Stockholders’ Equity	$ 14,729	$ 14,936

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,	For the Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Sales	$ 6,774	$ 12,457	$ 43,609	$ 51,806

COSTS OF GOODS SOLD:
Purchases, and Freight	3,796	5,959	22,478	25,289

GROSS PROFIT	2,978	6,498	21,131	26,517

OPERATING EXPENSES:
Auto Expenses	92	17	290	232
Auto Rental	1,537	1,537	3,075	3,075
Delivery and Postage	116	121	523	511
Dues and subscriptions	0	437	275	708
Depreciation Expense	200	200	400	400
Employee Benefits	910	980	1,871	1,703
Filing and Transfer Fees	260	270	999	845
Insurance Expense	338	205	663	353
Legal and accounting	750	281	2,625	2,781
Licenses and Taxes	23	490	176	872
Office Supplies and Expenses	688	980	1,797	1,893
Officer's Salary	0	4,000	2,000	9,000
Rent and Maintenance	885	885	1,770	1,719
Sales Promotion	0	58	0	732
Samples	78	429	126	535
Telephone Expenses	609	717	1,234	1,507
Travel and Entertainment	451	1,800	1,008	2,595

Total Operating Expenses	6,937	13,407	18,832	29,461

NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES)	(3,959)	(6,909)	2,299	(2,944)

Interest (Expense)	(10)	0	(10)	0
Vendor Fees	0	0	37	0

TOTAL OTHER INCOME AND
(EXPENSES):	(10)	0	27	0

Net Income (Loss) before Provision
For Income Taxes	$ (3,969)	$ (6,909)	$ 2,326	$ (2,944)

Provisions for Income Taxes	0	0	0	0

NET INCOME (LOSS)	$ (3,969)	$ (6,909)	$ 2,326	$ (2,944)

Net Income(Loss)
Weighted average share	$ (.0004)	$ (.0007)	$ .0002	$ (.0003)

NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED	10,033,600	10,033,600	10,033,600	10,033,600

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 2,326	$(2,944)
Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
Depreciation	400	400
Decrease (Increase) in Accounts
Receivable	6,214	5,460
Decrease (Increase) in Prepaid
Expenses	(2,296)	(6,909)
(Increase) in Receivable,
Stockholder	(1,569)	(1,268)
Decrease in Security Deposit	0	260
Increase (Decrease) in Payables	(2,533)	(1,749)

Cash Provided By
Operating Activities	2,542	(6,750)

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
(Increase) in Fixed Assets	(220)	0

Net Increase (Decrease)
in Cash	2,322	(6,750)
CASH, BEGINNING OF PERIOD	$ 21	$ 10,072

CASH, END OF PERIOD	$ 2,343	$ 3,322

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

PROMOS, INC.

Date: AUGUST 19, 2003	By: /s/ Judith F. Harayda Judith F. Harayda, President