Form 10QSB
period 2003-09-30
PROMOS INC
filed 2003-11-03
CIK 1096182

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-27943

Promos, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	84-1209909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2121 South Oneida St., Suite 500, Denver, Colorado 80224
(Address of principal executive offices)    (Zip Code)

(303) 758-3537
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [X]    NO [  ]

The number of shares outstanding of Registrant’s common stock, par value $.001 per share, as of September 30, 2003 were 10,033,600 common shares.

PROMOS, INC.

FORM 10-QSB QUARTERLY REPORT
For the Period Ended September 30, 2003

TABLE OF CONTENTS

	PAGE
PART 1 - FINANCIAL STATMENTS
Item 1. Financial Statements	3
Unaudited Balance Sheet at September 30, 2003
And Audited Balance sheet at December 31, 2002	3
Unaudited Statements of Operations
For three and nine months ended September 30, 2003 and 2002	4
Unaudited Statements of Cash Flows, for the Nine
Months Ended September 30, 2003 and 2002	5
Statements of Stockholders’ Equity (Deficit)	6
Notes to Financial Statements	7-	8
Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations	9
Item 3. Controls and Procedures	10
PART II - OTHER INFORMATION	11
SIGNATURES	12
CERTIFICATIONS	13

ITEM 1. Financial Statements:

PROMOS, INC.

BALANCE SHEETS

	Unaudited September 30, 2003	Audited December 31, 2002

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 918	$ 21
Accounts receivable, net of
Allowance of doubtful accounts
Of $0	8,311	10,091
Prepaid Expenses	2,702	1,407
Receivable, Stockholder	2,826	1,257

Total Current Assets	14,757	12,776

Fixed Assets, at cost, net
Of accumulated depreciation
Of $4,190 and $3,590	1,485	1,865
Security Deposit	295	295

Total Assets	$ 16,537	$ 14,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$ 6,650	$ 4,500
Sales and Payroll
Taxes payable	268	1,013

Total Current Liabilities	6,918	5,513

STOCKHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares
of non-voting authorized, par value
of $0.01 per share, none issued	0	0
Common stock, par value of $.001
per share, 50,000,000 shares authorized,
10,033,600 shares issued and
outstanding	10,034	10,034
Additional Paid-in-Capital	11,785	11,785
Retained earnings (Deficit)	(12,200)	(12,396)

Total Stockholders' Equity	9,619	9,423

Total Liabilities and
Stockholders’ Equity	$ 16,537	$ 14,936

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,	For the Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Sales	$ 17,038	$ 45,759	$ 60,647	$ 97,565

COSTS OF GOODS SOLD:
Purchases, and
Freight	11,282	31,765	33,760	57,054

GROSS PROFIT	5,756	13,994	26,887	40,511

OPERATING EXPENSES:
Auto Expenses	242	539	532	771
Auto Rental	1,538	1,538	4,613	4,613
Delivery and Postage	256	429	779	940
Dues and subscriptions	0	269	275	977
Depreciation Expense	200	200	600	600
Employee Benefits	883	929	2,754	2,632
Filing and Transfer Fees	225	225	1,224	1,070
Insurance Expense	337	460	1,000	813
Legal and accounting	850	1,335	3,475	4,116
Licenses and Taxes	64	480	240	1,352
Office Supplies and Expenses	959	774	2,756	2,708
Officer's Salary	0	5,500	2,000	14,500
Rent and Maintenance	885	885	2,655	2,604
Sales Promotion	86	100	86	832
Samples	243	328	369	863
Telephone Expenses	569	634	1,803	2,141
Travel and Entertainment	563	1,387	1,571	3,982

Total Operating Expenses	7,900	16,012	26,732	45,514

NET INCOME (LOSS) BEFORE
OTHER INCOME & (EXPENSES)	(2,144)	(2,018)	155	(5,003)

Interest (Expense)	0	0	(10)	0
Vendor Fees	14	55	51	95

TOTAL OTHER INCOME AND
(EXPENSES):	14	55	41	95

Net Income (Loss) before Provision
For Income Taxes	$ (2,130)	$ (1,963)	$ 196	$ (4,908)

Income Tax Provision (Benefit)	0	(2,436)	0	(2,436)

NET INCOME (LOSS)	$ (2,130)	$ 473	$ 196	$ (2,472)

Basic and Diluted
(Loss) earnings per share	N/A	N/A	N/A	N/A

NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED	10,033,600	10,033,600	10,033,600	10,033,600

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 196	$(2,472)
Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
Depreciation	600	600
Decrease (Increase) in Accounts
Receivable	1,780	(3,308)
(Increase) in Prepaid
Expenses	(1,295)	(1,758)
(Increase) in Receivable,
Stockholder	(1,569)	(1,688)
Decrease in Security Deposit	0	260
Increase (Decrease) in Payables	1,405	606

Cash Provided By
Operating Activities	1,117	(7,760)

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
(Increase) in Fixed Assets	(220)	0

Net Increase (Decrease)
in Cash	897	(7,760)
CASH, BEGINNING OF PERIOD	$ 21	$ 10,072

CASH, END OF PERIOD	$ 918	$ 2,312

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2003

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	(Deficit) Retained Earnings	Total Stockholders’ Equity (Deficit)
Balance
January 1, 2003	10,033,600	$10,034	$11,785	$(12,396)	$ 9,423

Net Income for the nine months
ended September 30, 2003	0	0	0	196	196

Balance September 30, 2003	10,033,600	$10,034	$11,785	$ (12,200)	$ 9,619

The accompanying notes are an integral part of the financial statements.

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003

NOTE I - ORGANIZATION AND HISTORY

The Company is a Colorado corporation and has been incorporated since September 24, 1992. The business purpose of this corporation is to engage in the sale of promotional products to other businesses and companies.

NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under sub-report A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes, thereto included in the Company’s annual report on form 10-KSB for the year ended December 31, 2002.

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

PROMOS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2003

NOTE III - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at September 30, 2003 and 2002:

	Accounts Receivable	Accounts Payable
Current	100%	100%
30-60 days	0%
over 60 days	0%

Bad Debt Policy

The Company uses the direct write-off method for its allowance for doubtful accounts.

NOTE IV - LEASES AND OTHER COMMITMENTS

The Company leases its premises for $295.00 per month and had an eighteen month lease beginning March 1, 2002. Since the lease has expired, the Company is renting on a month to month basis.

NOTE V - RELATED PARTY TRANSACTIONS

The Company has incurred salary expenses of $20,000.00 and $22,000.00 for the years ended December 31, 2002 and 2001, respectively to its President. The Company also pays auto rental for its President. This payment is currently $512.59 per month.

ITEM	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Relating to Forward-looking Statements

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

Results of Operations

                 Our revenues decreased for the respective nine and three months ended September 30, 2003, compared to the respective nine and three months ended September 30, 2002.  Our revenues decreased from $45,759 for the three months ended September 30, 2002 to $17,038 for the three months ended September 30, 2003. Our revenues decreased from $97,565 for the nine months ended September 30, 2002 to $60,647 for the nine months ended September 30, 2003. The decrease in revenues during the last quarter was primarily a result of lower sales during the period.

             Costs of goods include all direct costs incurred in the process of representing clients. The difference between our gross revenues and cost of goods is our gross profit.

             Gross profit from operations was $5,756 for the three months ended September 30, 2003, a decrease from $13,994 for the three months ended September 30, 2002. Gross profit from operations was $26,887 for the nine months ended September 30, 2003, a decrease from $40,511 for the nine months ended September 30, 2002.

             Our operating expenses decreased to $7,900 for the three months ended September 30, 2003 compared to $16,012 for the three months ended September 30, 2002. Our operating expenses decreased to $26,732 for the nine months ended September 30, 2003 compared to $45,514 for the nine months ended September 30, 2002. The major components of operating expenses are officer salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses, as well as advertising and travel.

     We had a net loss of $2,130 for the three months ended September 30, 2003, compared to net income of $473 for the three months ended September 30, 2002. We had net income of $196 for the nine months ended September 30, 2003, compared to net loss of $2,472 for the nine months ended September 30, 2002. The respective per share income and loss numbers for all periods were less than $.0.01.

     During the quarter ended September 30, 2003, we saw a significant decline in our revenue. However, we were able to make adjustments in our expenses to partially counter the impact of the revenue decline. We do not expect any substantial growth in revenues for the remainder of the fiscal year. We cannot say whether we have a reasonable chance to be profitable this year.

     We also plan to continue to look for potential combinations with other companies within and without our industry niche. To that end, in September 2003, we entered into preliminary negotiations to acquire a private company. We also signed a letter of understanding with this private company, which is not binding upon the parties, except to conduct future due diligence in good faith, and is subject to a number of contingencies. We are currently conducting due diligence and do not know if or when this transaction will result in a binding agreement.

Liquidity and Capital Resources

     Cash at the end of the period was $918 for the nine months ended September 30, 2003, compared to $2,312 for the nine months ended September 30, 2002.

     Cash Provided By Operating Activities was $1,117 for the nine months ended September 30, 2003, compared to ($7,760) for the nine months ended September 30, 2002.

     We had $897 in Cash Provided by Financing Activities for the nine month period ended September 30, 2003, compared to no cash for the comparable nine months ended September 30, 2002.

     We were marginally profitable for the nine months ended September 30, 2003 but were not profitable for the nine months ended September 30, 2002. We were not profitable for the quarter ended September 30, 2003. Our revenues were significantly lower in the most recent fiscal quarter. As of the end of most recent quarter, we have concluded no acquisitions. However, in September 2003, we entered into preliminary negotiations to acquire a private company. We also signed a letter of understanding with this private company, which is not binding upon the parties, except to conduct future due diligence in good faith, and is subject to a number of contingencies. We are currently conducting due diligence and do not know if or when this transaction will result in a binding agreement.

     We feel that we have inadequate working capital to pursue any business opportunities other than seeking additional clients or an acquisition candidate. We continue to investigate potential acquisition candidates. We do not intend to pay dividends in the foreseeable future.

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

        (b) Reports on Form 8-K.

             One report on Form 8-K, dated September 9, 2003, was filed as of the most recent quarter regarding a potential transaction.

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOS, INC.

Date: 11/03/03	By: /s/ Judith F. Harayda Judith F. Harayda, President Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CHIEF FINANCIAL OFFICER

Date: 11/03/03	By: /s/ Stephan R. Levy Stephan R. Levy Chief Financial Officer and Director

Date: 11/03/03	By: /s/ Judith F. Harayda Judith F. Harayda Director