Form 10KSB
period 2003-12-31
OMNICORDER TECHNOLOGIES INC
filed 2004-04-15
CIK 1096182

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003     COMMISSION FILE NUMBER:  0-27943

                                 ---------------

                          OMNICORDER TECHNOLOGIES, INC.

                (Exact name of small business issuer as specified
                                 in its charter)



             Delaware                                    11-3386214
-----------------------------------          -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)


       12-8 Technology Drive
       East Setauket, New York                          11733-4049
-----------------------------------          -----------------------------------
        (Address of principal                           (Zip Code)
         executive offices)



         Issuer's telephone number, including area code: (631) 689-3781

       Securities registered under Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                             Common Stock, par value
                                 $.001 per share
                                 ---------------

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2003 were $0.

     The aggregate market value of the Common Stock held by non-affiliates of the issuer was $57,557,974 as of April 8, 2004.

     The number of shares outstanding of the issuer's Common Stock as of April 8, 2004 was 29,570,100 shares.

================================================================================

                          OMNICORDER TECHNOLOGIES, INC.

                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                               Page
                                     PART I

   Item 1.        Description of Business........................................................................ 1
   Item 2.        Description of Property....................................................................... 10
   Item 3.        Legal Proceedings............................................................................. 10
   Item 4.        Submission of Matters to a Vote of Security Holders........................................... 10

                                     PART II

   Item 5.        Market for Common Equity and Related Stockholder Matters...................................... 10
   Item 6.        Management's Discussion and Analysis or Plan of Operation..................................... 11
   Item 7.        Financial Statements.......................................................................... 15
   Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......... 15
   Item 8A.       Controls and Procedures....................................................................... 16

                                    PART III

   Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                     Exchange Act............................................................................... 18
   Item 10.       Executive Compensation........................................................................ 23
   Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 25
   Item 12.       Certain Relationships and Related Transactions................................................ 27
   Item 13.       Exhibits and Reports on Form 8-K.............................................................. 28
   Item 14.       Principal Accountant Fees and Services........................................................ 29



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Included in this report, exhibits and associated documents are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of various factors. Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

OVERVIEW

         OmniCorder was founded in 1997 to acquire, develop and commercialize advanced medical imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR system, detects diseases that affect the perfusion or reperfusion (movement or flow) of blood in tissues and organs. Diseases such as cancer and vascular disease affect perfusion. The BioScanIR system assists physicians and researchers in differentiating between normal and abnormal tissues by detecting very small changes in perfusion. The BioScanIR uses an infrared sensor, called a Quantum Well Infrared Photodetector, or QWIP, which we have licensed on an exclusive basis from the California Institute of Technology. QWIP was developed by scientists at the Jet Propulsion Laboratory of the National Aeronautics and Space Administration, or NASA, for the U.S. Department of Defense's Strategic Defense Initiative (commonly referred to as the Star Wars program).

         In addition to our current technology, we continue to develop more advanced sensors through collaboration with aerospace and defense laboratories. We are presently developing "next generation" sensor technology with funding from the U.S. Department of Defense's Missile Defense Agency, and continuing collaboration with NASA's Jet Propulsion Laboratory, the Army Research Laboratory and Goddard Space Flight Center.

         We have received FDA Section 510(k) clearance permitting our sale of BioScanIR in the United States and CE mark approval permitting our sale of BioScanIR in Europe. Our approved labeling permits us to market the BioScanIR system for use in a large variety of diseases -- such as cancer and vascular disease -- that affect the movement of blood (known as blood perfusion), in tissue and organs.

CORPORATE INFORMATION AND HISTORY

         We were originally formed as a Colorado corporation in September 1992 and operated a promotional products business under the corporate name Promos, Inc. On December 19, 2003, we completed a reverse acquisition transaction in which we acquired all the assets and assumed all the liabilities of OmniCorder in consideration for the issuance of a majority of our shares of common stock. Concurrent with the closing of the reverse acquisition transaction, we completed a private placement of 5,686,027 shares of common stock, from which we received gross proceeds of $7,820,405. Following the reverse acquisition transaction, we sold the promotional products business to one of our previous directors, and succeeded to the business of OmniCorder as our sole line of business.

         In February 2004, we changed our state of incorporation to Delaware and our corporate name to OmniCorder Technologies, Inc. by means of a merger with and into a new wholly-owned Delaware corporation called OmniCorder Technologies, Inc., with OmniCorder Technologies surviving as the publicly-traded company; and ratified our assumption and adoption of the OmniCorder 1998 Stock Option Plan and approved an amendment to the plan increasing the number of shares of common stock available for option grants.

INTRODUCTION TO TECHNOLOGY

         Our lead product, the BioScanIR system, is an advanced digital infrared imaging device which is intended for use in biomedical imaging applications. The BioScanIR system measures minute changes in passively-emitted infrared radiation which are produced by tissue. It then identifies abnormal blood flow associated with the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal tissues.

         The basic principle behind the unit is the precise, rapid and repeatable measurements of naturally occurring infrared energy that is emitted from the human body. Like all objects, a human body emits infrared radiation at a characteristic rate and frequency. Slight changes in this emission behavior indicate the presence of disease. Thus, precisely measuring the changing rate of this emission allows the remote detection of disease with no physical contact, no contrast agent and with no source of outside radiation, such as x-rays.

         The medical usefulness of this information is a function of how accurately and quickly it can be acquired and the data processed. Using the QWIP sensor technology and our proprietary methods, these measurements can then be collected up to 400 times per second and to an accuracy of 0.006 degrees by the BioScanIR system and processed to provide precise information about subtle changes in blood perfusion that are caused by diseases. We believe this combination of high precision measurement and sophisticated processing is without precedent in medical infrared imaging.

         The flow of blood throughout the body varies naturally due to normal physiology changes. For example, when the heart pumps, blood circulates faster and thus infrared emission increases, but just for the fraction of a second that the contraction of a single beat lasts. When the heart is resting between contractions, the circulation slows and the opposite occurs, again for a fraction of a second. This differing rate of blood transport leads to small periodic changes in emitted infrared radiation that the BioScanIR can detect. Similar periodic changes are driven by other mechanisms in the body designed to maintain homeostasis. For example, a periodic change in blood perfusion is driven by the autonomic nervous system intended to maintain precise core body temperature. These types of changes are subtle and require precise instrumentation and complex data processing. We believe the ability to measure these changes provides the ability to detect disease.

         As determined by published peer review research from several independent investigators and documented in our patents, a growing tumor modifies blood flow in a way that disrupts some of these periodic blood flow changes. Consequently, there is measurable evidence of its presence and continued growth. The areas in the body where this disruption is occurring can be analyzed using our proprietary software, providing visual and analytical evidence of the tumor's presence and activity.

         In addition to its featured speed and accuracy capabilities, the technology used in the BioScanIR system also benefits from being compact and relatively inexpensive. When combined with its ability to image without touching the patient's body, the BioScanIR system is highly functional in the operating room environment. In surgical applications, BioScanIR can measure the effects from brain activity and blood flow as they occur, and assist surgeons in modifying their procedures in real time.

ADVANCED RESEARCH AND DEVELOPMENT

         In the area of technology advancement, we have adopted and implemented a low-cost co-development strategy based upon our extensive contacts and relationships in the defense and aerospace industries, NASA laboratories and with U.S. Department of Defense, or DOD, agencies. This approach permits us to develop the latest sensor, and related camera technology, by entering into contracts with the DOD on projects that are of mutual interest. For example, we received a contract from the DOD in August 2003 for the purpose of developing a multi-band infrared sensor. This sensor is of great interest to the DOD for weapons targeting applications, and equally important to us, for future medical imaging applications. The new sensor will incorporate a multi-band detector with five times the resolution and the ability to analyze gases, fluids and other diagnostically important characteristics in living things. We are being paid, under the DOD contract, to develop the sensor and, in turn, are or will be subcontracting the work to expert institutions such as NASA's Jet Propulsion Laboratory, the Army Research Laboratory and Goddard Space Flight Center, to assist with research and development.

         We also have an agreement, described below under "Licensing Agreement - CalTech License Agreement," with NASA's Jet Propulsion Laboratory, through the California Institute of Technology, for new technical innovations (and rights to potential patents) in this technology. The end result is we are able to advance in the technology race by developing and licensing next generation sensors while, at the same, mitigating or eliminating the high costs associated with such projects by entering into partnerships with direct funding sources, such as the DOD and the Jet Propulsion Laboratory. This cost-effective approach to the procurement of new technologies and their associated medical applications will continue to be one of our core competencies.

         We have conducted research and development on advanced infrared focal plane arrays and other technologies relating to the ongoing development of our BioScanIR system since 1997. Research and development expenditures were approximately $1,704,642 and $1,102,932 in the years ended December 31, 2003 and 2002, respectively.

PATENTS AND INTELLECTUAL PROPERTY

         The BioScanIR system detects changes in blood flow distribution in tissues and organs characteristic of a cancer or vascular disease utilizing new patented QWIP sensor technology provided under exclusive license for specific biomedical applications to us by Lockheed Martin Corp. and the California Institute of Technology. NASA's Jet Propulsion Laboratory, which is managed by the California Institute of Technology, developed this technology for the Ballistic Missile Defense Organization for the Strategic Defense Initiative (commonly referred to as the Star Wars program). The sensor is thousands of times more powerful than ones used previously for infrared breast cancer detection. The data collected by this sensor technology are analyzed using proprietary and patented methods and software, which were developed by our scientists and computer programmers.

         We use both the sensor and the method patents in the infrared biomedical imaging field either through direct ownership or exclusive, worldwide licenses. These patents are part of a growing portfolio of seven issued and three pending U.S. patents and corresponding foreign patents covering more than 25 other developed countries. We also hold registered trademarks on several product names and logos, including BioScanIR.

LICENSING AGREEMENTS

         The acquisition and licensing of intellectual property integral to the BioScanIR system is an important element of our business strategy. Through our portfolio of exclusive licensing agreements, we control the patents that protect the core diagnostic software and detection technology and other intellectual property upon which the BioScanIR system is based. Our principal agreements are summarized below.

         CALTECH LICENSE AGREEMENT. In May 1998, based on an option granted in September 1997, we entered into an agreement with NASA's Jet Propulsion Laboratory, which is managed by the California Institute of Technology, known as CalTech. Pursuant to this agreement, we obtained the exclusive license to exploit infrared radiation detection technology as embodied in certain issued and pending patents and any related U.S. or foreign patents or patent applications relating to QWIP technology. The CalTech technology was originally developed for earth/space science and weapon systems applications, through the efforts of the:

     o    Jet Propulsion Laboratory;
     o    Center for Space Microelectronics Technology;
     o    NASA Office of Space Access and Technology; and
     o Ballistic Missile Defense Organization/Innovative Science and Technology Office.

         Under this agreement, we own an exclusive license for the worldwide use of the CalTech technology for detection of passively-emitted infrared radiation from tissue, organs and organ systems for the generation of temperature related images for commercial and veterinary applications. Under defined circumstances, CalTech may permit other parties to exploit the CalTech technology, for specific applications or markets, if we are not exploiting the specific application or market, and choose not to do so after notification by CalTech that a third party is ready to do so. We must pay CalTech a minimum royalty of $10,000 per year as a condition of the license. The CalTech agreement also provides us with the right to enter into agreements, including sublicenses, to exploit the CalTech technology worldwide, subject to payment of royalties. The license from CalTech does not expire other than as a result of a breach of the license by us, but following the expiration of the last of the patents that are the subject of the license (October 2018), the license becomes non-exclusive and royalty-free.

         LOCKHEED MARTIN LICENSE AGREEMENT. We entered into an exclusive license agreement with Lockheed Martin Corp. in September 1998. Pursuant to this agreement, we were granted an exclusive, worldwide license to exploit all biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. These technologies enhance the sensitivity of the CalTech technology. The EQWIP technology is protected by a patent owned by Lockheed Martin. We have also been licensed the same rights with respect to patent filings on the Lockheed Martin technology in a number of foreign countries. In order to maintain exclusivity, we are subject to a number of milestones we must meet relating to royalty generation, development of markets and territories and utilization of the EQWIP technology in certain percentages of our installed base of diagnostic equipment. However, we do not believe that the loss of exclusivity under the Lockheed Martin Agreement would have a material adverse affect on us. We have agreed to pay Lockheed Martin a royalty on revenues we derive from utilization of the EQWIP technology. The license from Lockheed Martin does not expire other than as a result of a breach of the license by us, but five years following the expiration of the last of the patents that are the subject of the license (July 2016), the license becomes non-exclusive and royalty-free.

         ANBAR LICENSE AGREEMENT. In March 1997, we entered into an option agreement with Michael Anbar, Ph.D., Professor in the Department of Physiology and Biophysics, School of Medicine, and Chairman of Biomedical Sciences, at the State University of New York at Buffalo (now retired), pursuant to which we acquired the exclusive worldwide right to commercialize the technology relating to a patent owned by Dr. Anbar, subject to specified research funding requirements being met. The Anbar patent is entitled "Detection of cancerous lesions by their effect on the periodic modulation of perfusion on the surrounding tissue." This patent describes the disease related physiological processes, which occur in the presence of cancerous tumors, as well as the method by which BioScanIR analyzes radiation emitted by tissue surrounding cancerous tumors. We are required to pay Dr. Anbar, who currently owns approximately 9.2% of our outstanding shares of common stock, a royalty of $300 for each commercial BioScanIR system installed at a client site. The Anbar license does not expire other than as a result of a breach of the license by us. The Anbar patent expires in January 2015.

         AEG INFRAROT-MODULE GMBH. Our primary supplier for BioScanIR camera components is AEG Infrarot-Module GmbH, or AEG, a subsidiary of DaimlerChrysler AG. We entered into a strategic contract with AEG to manufacture and market advanced infrared disease detection systems and services to the healthcare industry for the early detection and management of cancer and other diseases. As part of the agreement, we have provided a non-exclusive technology license to AEG to utilize our proprietary digital infrared QWIP technology. AEG has granted us the exclusive right to market AEG's QWIP camera for a wide array of cancer and vascular disease detection applications.

         We have committed to purchase infrared camera systems and components from AEG for approximately U.S.$257,000 as of March 31, 2004. These replace our order for prior units. These systems and components utilize QWIP technology, for which we are the exclusive licensee.

POTENTIAL STRATEGIC ALLIANCES

         As part of our marketing efforts, we are also pursuing strategic alliances with large pharmaceutical companies, as well as research foundations and government agencies. Our revenue model assumes we will be able to establish licensing agreements with pharmaceutical and medical device businesses, and these companies are expected to bear a majority of the expenses associated with the sales and marketing of the technology, in exchange for exclusive, or non-exclusive, performance-based royalties.

PRODUCT OVERVIEW

         HOW THE BIOSCANIR SYSTEM WORKS. During the BioScanIR examination, which takes less than ten minutes, the QWIP camera is positioned in front of the area on the patient to be studied, and records minute changes in infrared radiation that is passively emitted from the patient's body. The BioScanIR system consists of two modules:

     o    Data Acquisition - the QWIP camera and positioning system
     o    Data Processing - proprietary software and hardware

         The camera is a commercially-built, modular, high precision instrument manufactured exclusively for our applications. The manufacturer, a subsidiary of DaimlerChrysler AG, is an international supplier of aerospace components and is ISO 9001 compliant. For more information on this instrument, see "Manufacturing" below. The data collected by the instrument are analyzed using our proprietary software and hardware, which process the data according to patented diagnostic principles. The results of this analysis are provided to the patient's doctor for interpretation.

         In markets where we intend to employ a transaction-based model, the BioScanIR system can be configured to employ a single-use, disposable scan card. The scan card is a CD-ROM, about the size and shape of a credit card, which contains the encryption key for the analytical software program to be used for the type of application for which the site is licensed. To begin data processing, the scan card is inserted into the BioScanIR system. At the conclusion of the individual image scanning session, the scan card is locked out, thus preventing its reuse. Through this procedure, we believe we have created the business model for generating potentially significant recurring revenue once a critical mass of BioScanIR system installations has been achieved.

         The BioScanIR provides critical medical information in a comfortable, non-invasive, cost-effective and timely manner. Unlike existing imaging modalities, BioScanIR does not require contrast agents and does not emit potentially damaging radiation. We believe that, in addition to its superior detection capabilities, a strong advantage of the BioScanIR system is its lower cost as compared with competing modalities. The per-use cost of the BioScanIR is estimated to be as much as one-tenth the cost of some other functional imaging modalities. An additional benefit is the enhanced patient experience it offers. We believe that the quality of the patient's experience should lead to greater participation in earlier disease screening and, therefore, detection, and a lower dropout rate among patients in clinical drug trials.

         The sensitivity of the product's detector technology, the increased speed of data collection made possible by newly advanced camera technology, patented algorithms that analyze changes in blood flow and the development of fast and inexpensive CPU's, have together achieved a threshold that, for the first time, make the BioScanIR system's diagnostic process possible.

COMMERCIALIZATION STRATEGY

         PILOT PROGRAM. We have successfully completed clinical studies of the BioScanIR technology in each of our chosen market segments, and commenced a non-revenue generating pilot program at prestigious medical centers in the United States and Europe. The BioScanIR has been clinically tested at Harvard's Dana-Farber Cancer Institute (therapeutic monitoring), the Mayo Clinic (surgical applications) and the State University of New York at Stony Brook (breast cancer detection). Our pilot program sites have included Pasadena's Huntington Memorial Hospital (neurosurgery), the University of Geneva in Switzerland (reconstructive surgery) and the University of Leipzig in Germany (heart surgery), the Heidelberg Cancer Research Center in Germany (cancer therapy) and the University of Bergamo Hospital in Italy (brain surgery). Our pilot program has already produced what we believe to be positive results based on feedback from physicians, technicians and patients.

         As part of our rollout strategy, we intend to establish new pilot installations in both the United States and Europe, with the goal of further demonstrating the efficacy of the BioScanIR system across a broad array of medical applications. We expect to convert these pilot program installations to revenue-generating units over time.

         ADDRESSABLE MARKETS AND REVENUE OPPORTUNITIES. We are positioned to leverage our ongoing pilot program and begin the rollout of our BioScanIR system in the United States and Europe. According to Medtech Insight's December 2002 report entitled "The Worldwide Market for Diagnostic Imaging Equipment," one-third of the world's annual healthcare budget, or $1.17 trillion, is spent on the detection and treatment of cancer and vascular disease. In the United States alone, according to the report, $400 billion is spent annually on cancer and vascular disease. Medical imaging comprises a large component of the total healthcare market, in the United States and abroad, and globally over one billion imaging procedures were performed in 2002. These procedures are performed using computed axial tomography (CATs), magnetic resonance imaging
(MRIs), position emission tomography (PETs), x-ray and ultra-sound machines. CAT scans use computerized analysis of x-rays to detect tumors. MRIs use magnetic fields and radio-frequency waves to produce three-dimensional images of normal and abnormal tissue. PET scans use a radioactive tracer to detect increased metabolic activity found in cancerous growths. According to Medtech Insight's report, the estimated number of annual procedures using these machines are:

         CAT Scans:                             57.5 million

         MRIs:                                  29.5 million

         PETs (nuclear medicine):               34.5 million

         X-rays:                                711 million

         Ultra-sounds:                          204 million

         The installed United States base of larger machines is approximately 15,000 units (8,100 CAT scanners, 6,100 MRI scanners and 380 PET scanners). In view of BioScanIR's attributes and cost advantages, large and growing global healthcare expenditures, and the vast number of imaging procedures and applications for which the BioScanIR is suited, we believe that we will attract market share. Our plan is to initially target revenue-generating opportunities in the following two high-value areas: therapy/drug development and surgery.

         The estimated $4 billion market for therapy/drug development includes cancer research and development, vascular research and development, and cancer and vascular clinical trials. According to a 2003 report by the Pharmaceutical Research and Manufacturers Association, there are more than 400 drugs under development for the treatment of cancer in pre-clinical and clinical development. Of these, we estimate that 219 are ideal candidates for development with the imaging assistance of the BioScanIR system. The drug discovery, development and approval process lasts, on average, 74 months, according to a 2003 report by The Tufts Center for the Study of Drug Development, and the average drug costs $802 million to develop and bring to market. Only five in 5,000 compounds that enter pre-clinical testing advance to human clinical testing, and only one of those five is ever approved for sale. We believe any research tool that can reduce the time and costs of drug development is of interest to biopharmaceutical companies. The BioScanIR system is designed to monitor patients in trials, and has product features which give it competitive advantages, particularly with respect to quick and effective tracking of a therapeutic regiment.

         The estimated $7 billion market for surgery includes brain, cardiovascular, vascular, and general surgery, and post-surgical monitoring. We believe any imaging tool that helps improve surgical outcomes, reduces the risk to patients and lowers healthcare costs, should be widely accepted by physicians, researchers, technicians and patients alike.

         If we are successful in penetrating the therapy/drug development and surgery markets, we will implement the second phase of our business strategy by addressing the estimated $12 billion diagnostics/screening market, which includes breast, cervical, skin and other cancers, and diabetes. The technologies available today to screen and diagnose cancer vary greatly according to the specific form of the disease being considered. X-ray mammography is the most widely-used method of diagnosing breast cancer despite the technology's severe limitations. For skin cancer detection, there are no effective diagnostic means other than surgical biopsy, and for cervical cancer, the inaccuracies of routinely conducted "pap smears" result in tens of thousands of unnecessary cervical biopsies. We believe that the BioScanIR system can potentially provide an easy-to-use, significantly lower cost, completely non-invasive, patient-friendly method of cancer detection in each of these areas.

         With an estimated market size of $12 billion, the diagnostic/screening market represents a significant opportunity for us. We recognize that, despite the substantial potential in this market segment, there are many clinical, regulatory and marketing hurdles to overcome in order to establish the BioScanIR as the standard of care in this fragmented and complex market. Consequently, we plan to partner with large research foundations, healthcare organizations and government agencies for the funding of large clinical trials to establish the BioScanIR as the standard of care in cancer detection and screening.

         We expect that these studies will progress in tandem with the BioScanIR system's success in the therapy/drug development and surgery segments. Success in these areas will provide us with both the medical validity and financial underpinnings to invest more aggressively in self-funded programs and studies that can accelerate the market acceptance of the BioScanIR system as the diagnostic and screening modality of choice in any number of important diseases, such as breast cancer and diabetes. We do not intend to build-out a full-scale internal sales and marketing force. In conjunction with successful clinical trials and publication of positive operating results, our strategy will be to establish marketing partnerships with medical device and pharmaceutical companies with a strong presence in each of the segments of the market.

         REVENUE MODEL. Our typical revenue model includes an initial, one-time up-front fee that includes licensing, installation and training, and an additional annual maintenance fee. In the therapy and surgery markets, we expect to charge a variable transaction fee per patient exam. This model is expected to generate sufficient user fees to recoup the cost of the installation within one year. Other revenue generated by the annual license fees from third parties (pharmaceutical and medical device companies) and other strategic licensees will depend upon the scope and terms of the license. We estimate that the effective lifespan of our system in the field is four to five years.

     SALES AND MARKETING. Given the significant overall market size -- there are thousands of prospective installation sites and millions of potential screenings -- we believe there will be significant demand for our BioScanIR system. According to industry data, there are approximately 6,280 hospitals, 9,100 free-standing surgical centers, outpatient clinics and sub-acute care sites and 15,000 skilled nursing homes in the United States, approximately 9,266 hospitals in Japan and approximately 9,310 hospitals in France, Germany, Italy, Spain and the United Kingdom, as well as clinics and offices of obstetricians, gynecologists, oncologists, radiologists and other physicians and surgeons throughout the developed world. We intend to expand our sales force seek to establish installations at prominent medical centers in the United States and Europe. It is our plan to begin converting all test site units into transaction-based, revenue-producing units. Further, our sales force will work to develop strategic partnerships with pharmaceutical and biotechnology companies in order to place BioScanIR systems and create significant royalty income streams.

         CLINICAL STUDIES AND EFFICACY. The BioScanIR system has been rigorously tested for a variety of applications at leading institutions including the State University of New York at Buffalo's Millard Fillmore Hospital, the State University of New York at Stony Brook, Harvard's Dana-Farber Cancer Institute and the Mayo Clinic in Rochester, Minnesota. Collaborating with these key "thought leaders" and their peers has gained us important recognition in the areas of therapeutic monitoring, various surgical applications and breast cancer detection.

         All of our published testing results were reviewed and evaluated by medical or research experts in the specific fields of use through the peer review process. The core technology has a successful history of clinical use and has demonstrated superior and/or more cost-effective functionality when compared to competitive systems. Leading physicians have documented the clinical efficacy of the BioScanIR in key publications. A recent study completed by neurosurgeons at the Mayo Clinic and published in the Journal of Neurosurgery described the BioScanIR system as "The Vision of the Future." In addition, at the 2001 and 2002 American Society of Clinical Oncology conventions, we were invited to present the results of the Dana-Farber Cancer Institute's study documenting the advantages and imaging capabilities of the BioScanIR system. In the most recent peer reviewed publication entitled "Dynamic Infrared Image of Newly Diagnosed Malignant Lymphoma Compared with Gallium-67 and Fluorine-18 Fluorodeoxyglucose
(FDG) Positron Emission Tomography (PET)," researchers from Harvard's Dana-Farber Cancer Institute favorably compared the performance of the BioScanIR system with that of PET imaging for applications involving cancer treatment.

         REGULATORY AFFAIRS AND MILESTONES. We believe that we have sufficient regulatory clearance to execute our business plan in the United States and Europe. In December 1999, we received FDA Section 510(k) market clearance which permits marketing of the BioScanIR service as an adjunctive method to detect breast cancer and other diseases affecting the perfusion or reperfusion of blood in tissue and organs. In August 2003, we received so-called "CE mark" clearance that permits us to market our BioScanIR throughout the European Union. For more information about how governmental regulation affects our business, see "Governmental Regulation" below.

COMPETITION AND INDUSTRY

         PRODUCT FEATURE COMPARISONS AND COMPETITIVE ADVANTAGES. Compared other imaging modalities such as CATs, MRIs and PETs, the BioScanIR exhibits lower up-front and maintenance costs to hospitals, clinics and other healthcare providers and, as a result, a lower cost per procedure. The BioScanIR examination is non-invasive and patient-friendly, and the machine is easy for technicians to operate. We believe that a less expensive, functional imaging tool like the BioScanIR system will enable the use of many of the new, targeted cancer therapies that are being produced, as they require accurate, lower cost functional imaging techniques to ascertain early tumor response.

GOVERNMENTAL REGULATION

         FDA REGULATION. Our products and manufacturing activities are subject to regulation by the U.S. Food and Drug Administration, or FDA, and by other federal, state, local and foreign authorities. Pursuant to the Food, Drug, and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a Section 510(k) notification or approval through a Premarket Approval, or PMA.

         CLASSIFICATION OF MEDICAL DEVICES. In the United States, medical devices intended for human use are classified into three categories, Class I, II or III, on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness with Class I requiring the fewest controls and Class III the most. Class I, unless exempted, and Class II devices are marketed following FDA clearance of a Section 510(k) premarket notification. Since Class III devices (e.g., implantable devices and life sustaining devices) tend to carry the greatest risks, the manufacturer must demonstrate that such a device is safe and effective for its intended use by submitting a PMA application. PMA approval by the FDA is required before a Class III device can be lawfully marketed in the United States. Usually, the PMA process is significantly more time consuming and costly than the 510(k) process.

         Breast cancer screening devices that use infrared detection instrumentation, such as that used in the BioScanIR system, which are intended to be used by physicians as an adjunct (supplement) to other established clinical detection methods for breast disease, are currently classified as Class I devices, requiring clearances under Section 510(k) before marketing. Such devices that are intended for stand-alone use, i.e., for use as a sole diagnostic screening tool for detection of breast cancer, are classified as either Class II or Class III devices, requiring PMA before marketing.

         CHANGES IN APPROVED DEVICES. The FD&C Act requires device manufacturers to obtain a new FDA 510(k) clearance when there is a substantial change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements and, in some cases, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved PMA devices are required for device changes, including some manufacturing changes, that affect safety or effectiveness. For devices marketed pursuant to 510(k) determinations of substantial equivalence, the manufacturer must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device. For devices marketed with PMA, the manufacturer must obtain FDA approval of a supplement to the PMA prior to marketing the modified device.

         GOOD MANUFACTURING PRACTICES AND REPORTING. The FD&C Act requires device manufacturers to comply with Good Manufacturing Practices regulations. The regulations require that medical device manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel, including device and manufacturing process design, buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; in-process and finished device inspection and acceptance; device failure investigations; and record keeping requirements including complaint files and device tracking. We are in compliance with the above requirements.

         CURRENT REGULATORY STATUS. The FDA found that the BioScanIR system was substantially equivalent to an existing legally marketed device, thus permitting it to be marketed as an adjunct (supplemental) screening/diagnostic device. We received 510(k) clearance in December 1999 and, together with our field test data, are marketing the BioScanIR System as an adjunct (supplemental) method for the diagnosis of breast cancer and other diseases affecting the perfusion or reperfusion of blood in tissue or organs.

         REIMBURSEMENT BY THIRD-PARTY PAYORS. Most purchasers of medical devices such as physicians, hospitals and imaging centers rely on reimbursements from third-party payors including, by way of example, private indemnity health insurers, managed care health insurers, federal health insurance programs (e.g., Medicare), and state administered programs (e.g., Medicaid). Therefore, decisions by third-party payers concerning reimbursement for use of the BioScanIR system are likely to affect the use of this device. Use of the BioScanIR System for its current FDA cleared uses is not covered by any third-party insurer. Failure to secure third-party coverage, or failure to maintain coverage after it is received, could have an material adverse impact on our operations.

         Favorable coverage determinations for a medical device do not automatically follow FDA approval or clearance of the medical device. Rather, manufacturers of medical devices must affirmatively seek favorable coverage determinations from private and public insurers. A coverage determination usually involves two fundamental decisions. First, the insurer decides whether there are circumstances under which it will pay for a procedure involving the device or will pay an additional amount for use of the device, where the device is an adjunct to an already covered procedure. Second, if there are circumstances where coverage would be appropriate, the insurer sets out the conditions necessary to support coverage (e.g., medical history). The coverage conditions can be broad allowing many patients to qualify for coverage or so narrow, that few patients qualify for coverage. Following a favorable coverage determination, the insurer sets a level of reimbursement or a formula for determining that level.

         Coverage determinations by private and public insurers can proceed slowly, their outcomes are uncertain and can vary even within a single program owing in part to the fact that many determinations are made regionally, locally or on a case-by-case basis, rather than nationally. This is even so for Medicare, the federal health insurance program for the aged and disabled and single largest third-party payor. However, if Medicare issues a national coverage determination -- whether favorable or unfavorable, narrow or broad -- it can influence private third-party payors and potentially state programs as well.

MANUFACTURING

         We subcontract the manufacturing of components for our BioScanIR system to several third parties. We provide the manufacturing specifications for all of these components. Incoming components are tested and assembled, and the final units are retested, before being shipped to customers. We believe that our manufacturing environment is compliant with FDA GMP and ISO 9001. The BioScanIR is UL-certified.

EMPLOYEES

         As of April 8, 2004, we had a total of 20 full-time employees and five additional outside consultants (both full-time and part-time). Together, approximately eight of these individuals are engaged in technology, research and product development, nine in sales and marketing, and customer service, and eight in management and finance. We have never experienced a work stoppage and believe our employee relations are very good.

ITEM 2.      DESCRIPTION OF PROPERTY.

     Our corporate headquarters are located at 12-8 Technology Drive, East Setauket, New York, in approximately 4,000 square feet of space occupied under two leases (adjoining office units) with a monthly rental rate of approximately $3,300 that expires in May 2005. We are seeking to lease additional space near our current headquarters to accommodate anticipated growth. In addition, we have leased office space in New York, New York under a lease expiring September 30, 2004 and continuing on a month-to-month basis thereafter, with a monthly rental rate of approximately $2,250.

ITEM 3.      LEGAL PROCEEDINGS.

         On March 8, 2004, Kevin B. McQuade, our former chief financial officer, filed a declaratory judgment action against us in the United States District Court for the District of New Jersey. The complaint alleges that while serving as both director and chief financial officer of our company, Mr. McQuade was awarded stock options which, when adjusted for two stock splits, total stock options to purchase 2,538,324 shares of common stock. Mr. McQuade seeks a specific determination that he is entitled to these stock options. The complaint also alleges that Mr. McQuade is owed $462,230.99 in deferred salary. While the ultimate outcome of this matter cannot be presently determined with certainty, we believe these claims are without merit and intend to vigorously defend this lawsuit. We do not expect this litigation to have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At a special meeting of stockholders held on February 26, 2004, our stockholders approved resolutions to (i) change our state of incorporation to Delaware and our corporate name to OmniCorder Technologies, Inc. by means of a merger with and into a new wholly-owned Delaware corporation called OmniCorder Technologies, Inc., with OmniCorder Technologies surviving as the publicly-traded company; and (ii) ratified our assumption and adoption of the OmniCorder 1998 Stock Option Plan, and approved an amendment to the plan increasing the number of shares of common stock available for option grants to 4,435,500 shares. Out of 17,703,906 shares present at the meeting or represented by proxy, out of a total of 29,570,100 outstanding shares, there were 17,703,906 votes cast in favor of the change in state of incorporation and corporate name, and 17,695,006 votes cast in favor of the assumption and adoption of the OmniCorder 1998 Option Plan and the amendment to that plan, and 8,900 shares voted to abstain.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In September 2000, our common stock became eligible for quotation on the NASD's OTC Bulletin Board under the symbol "PMOS.OB." Upon the change of our corporate name to OmniCorder Technologies, Inc. on February 26, 2004, our trading symbol was changed to "OMCT.OB." The following table sets forth the high and low bid and asked prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:


         YEAR ENDED DECEMBER 31, 2002:                                      HIGH              LOW
         -----------------------------                                      ----              ---

         First Quarter............................................           $.60             $.15
         Second Quarter...........................................            .60              .60
         Third Quarter............................................            .60              .17
         Fourth Quarter...........................................            .60              .15

         YEAR ENDED DECEMBER 31, 2003:
         ----------------------------

         First Quarter............................................           $.15             $.03
         Second Quarter...........................................            .10              .10
         Third Quarter............................................            .10              .04
         Fourth Quarter (October 1 to December 18)................            .10              .04


         Fourth  Quarter   (December  19,  closing  date  of  reverse
         acquisition).............................................          $1.20             $.45

         Fourth Quarter (December 22 to December 31)..............          $8.00            $1.50

         YEAR ENDING DECEMBER 31, 2004:
         -----------------------------

         First Quarter (January 1 to April 8).....................         $8.50            $3.00


         These bids represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         Prior to the completion of the reverse acquisition transaction on December 19, 2003, OmniCorder's stock was not traded on a public trading market and OmniCorder had no registered securities outstanding.

         As of April 8, 2004, there were 29,570,100 shares of OmniCorder common stock outstanding with approximately 300 stockholders of record.

DIVIDEND POLICY

         While there are no restrictions on the payment of dividends, we have not declared or paid any cash or other dividends on shares of our common stock in the last two years, and we presently have no intention of paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information regarding the status of our existing equity compensation plans at April 8, 2004. It reflects the amendment to OmniCorder's 1998 Stock Option Plan, which was approved by our stockholders at a special meeting of stockholders held on February 26, 2004.


                                                                                                NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE
                                                                                                FOR FUTURE ISSUANCE
                                              NUMBER OF SECURITIES                              UNDER EQUITY
                                              TO BE ISSUED UPON       WEIGHTED-AVERAGE          COMPENSATION PLANS
                                              EXERCISE OF             EXERCISE PRICE OF         (EXCLUDING
                                              OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      SECURITIES REFLECTED
PLAN CATEGORY                                 WARRANTS AND RIGHTS     WARRANTS AND RIGHTS       IN THE SECOND COLUMN)
-------------                                 -------------------     -------------------       ---------------------

Equity Compensation plans approved by              4,232,296                $1.37                     1,653,601
security holders

Equity Compensation plans not approved                     0                    0                             0
by security holders

Total                                              4,232,296                $1.37                     1,653,601


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

OVERVIEW AND EFFECT OF REVERSE ACQUISITION TRANSACTIONS

         Unless the context otherwise requires, "we," "our," "us" and similar phrases refer to OmniCorder Technologies, Inc. (a publicly-traded company formerly known as Promos, Inc.), which acquired all the assets and assumed all the liabilities of OmniCorder Technologies, Incorporated, a privately-held company ("OmniCorder"), in a reverse acquisition transaction on December 19, 2003, and succeeded to the business of OmniCorder as its sole line of business.

         OmniCorder was founded in 1997 to acquire, develop and commercialize advanced imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR system, measures abnormal blood flow associated with the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal tissues. For a more complete description of OmniCorder, see "Item 1. Description of Business."

         On December 19, 2003, we completed a "reverse acquisition" transaction in which we acquired all the assets and assumed all the liabilities of OmniCorder in exchange for the issuance of a majority of our shares of common stock. Concurrent with the closing of the reverse acquisition transaction, we completed a private placement of 5,686,027 shares of common stock from which gross proceeds of $7,820,405 were received. Following the completion of the reverse acquisition, private placement, related stock purchase and payment of equity-based transaction fees, OmniCorder owned 21,538,400 shares, or 72.8% of the outstanding shares of our common stock. OmniCorder filed a Certificate of Dissolution on December 29, 2003 with the Delaware Secretary of State and promptly thereafter, in accordance with the tax-free reorganization provisions of Internal Revenue Code Section 368(a)(1)(C), liquidated the shares of our common stock it received in the reverse acquisition transaction to its stockholders in proportion to their respective interests in OmniCorder. The consideration and other terms of these transactions were determined as a result of arm's-length negotiations between the parties.

         Since following the closing of the reverse acquisition and private placement transactions, the stockholders of OmniCorder owned a majority of the shares of our common stock as a result of the dissolution of OmniCorder, the acquisition was accounted for as a "reverse acquisition," in which OmniCorder was deemed to be the accounting acquirer. Since we had no significant business activities prior to the acquisition and our promotional products business was sold to one of our former directors following the acquisition, no goodwill or other intangibles arose from the acquisition. In addition, since our future business will be solely that of OmniCorder and the former OmniCorder stockholders now control us, all information described below will be that of OmniCorder as if OmniCorder had been the registrant for all accounting periods presented. The audited financial information in this Annual Report is also that of OmniCorder prior to the date of the reverse acquisition, as it provides the most relevant information about us on a continuing basis.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         For presentation purposes, we are considered to be a "development stage enterprise" in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." OmniCorder's primary activities since inception have been the research and development of its technology, negotiating strategic alliances and other agreements, and raising capital. OmniCorder has not commercialized any of its products, and as result it has not generated any revenues from operations. We believe that we will generate revenues from the sale of licenses, user fees and sales of our BioScanIR system to provider networks to use our cancer screening and vascular disease diagnosis technology in the United States, Europe and Asia. However, we cannot be certain that we will be able to generate any revenues.

         We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefits to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets since we believe that, based upon currently available objective evidence, it is not more likely than not that the deferred tax asset will be realized.

REVENUE MODEL AND REVENUE RECOGNITION

         Our typical expected revenue model includes an initial, one-time up-front fee that includes licensing, installation and training, an additional annual maintenance fee and a variable transaction fee per patient exam. This model is expected to generate sufficient user fees within one year to recoup the cost of the installation. Other revenue generated by the annual license fees from third parties (pharmaceutical and medical device companies) and other strategic licensees will depend upon the scope and terms of the license. We estimate that the effective lifespan of our system in the field is four to five years. Since we have not generated any revenues to date, our expected revenue model may change as market conditions dictate. We intend to employ the following accounting policies with respect to revenue recognition, inventory and capitalized costs associated with our product:

         We recognize revenues and costs and expenses generally utilizing the accrual method of accounting. We are presently in the development stage and will adopt revenue recognition accounting policies that are reflective of our business model at that time. For specific discussion of these activities, please refer to the "Summary of Significant Accounting Policies-Basis of Presentation" in the Notes to our Financial Statements. Based upon the circumstances at the time, we will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to our business practices, as follows:

     o Licensing - We intend to seek to license our technology to medical and diagnostic facilities. Under this assumption, we would charge a one-time up-front licensing fee for the non-exclusive software license, installation of our BioScanIR system on-site and training of personnel. In addition, in the therapy and diagnostic market, we would charge a variable transaction fee per patient use. We project that the system would have a five-year life. Under this method, a portion of the license fee would be recognized upon execution of the contract and evidence of acceptance of the unit by the customer. The remainder of the license fee would be recognized ratably over the remaining life of the license. During the license period, we would be obligated to provide the customer with software upgrades to maintain the level of service promised, or to the current state of the art, as appropriate. A separate service and maintenance agreement, or SMA, would be made available for the hardware components of the system. This revenue would be deferred and earned ratably over the life of the specific SMA. Special software applications and services performed on a time and material basis would be recognized as completed. Systems licensed to customers would be depreciated on a straight-line basis over their estimated five-year useful life. Major improvements to the system would be capitalized as part of the cost of the system and included in depreciation over the remainder of its useful life.

     o Rental/Lease - We intend to enter into rental agreements with end-users for various periods of time. Under this arrangement we would provide the user with a non-exclusive right to use software license, software and hardware service and upgrades as required to provide the level of services contracted for. This arrangement would require a security deposit which would be included as a security deposit liability on the balance sheet, and monthly rental income to be earned for the period of service and the passage of time. Systems rented or leased to customers would be depreciated on a straight-line basis over their estimated five-year useful life. Major improvements to the system would be capitalized as part of the cost of the system and included in depreciation over the remainder of its useful life.

     o Sale - We intend to sell systems to medical, diagnostic or any other end-user. These contracts may be for single or multiple units. We intend to recognize revenue associated with single or multiple unit contracts upon shipment and acceptance of each specific unit by the end-user. We intend to provide a warranty period. That portion of the sales price associated to the warranty would be deferred and amortized ratably to revenue over the corresponding revenue period.

     o Development contracts - We intend to engage in research and development contracts or other specialized arrangements with specific customers. While each project may vary, it is assumed that each would have milestones in the development or delivery process for which stipulated amounts of the contract value would be earned. We intend to recognize revenues as milestones are achieved and upon substantial evidence of acceptance by the customer.

         Systems on hand, arising from the prospective application of the foregoing accounting policies, either newly constructed or which may have been previously licensed or leased to customers, would be maintained in inventory at cost determined on a first-in, first-out method, or at depreciated cost (if previously licensed or leased); in all cases at the lower of cost or market.


RESULTS OF OPERATIONS

         The following represents a summary of the results of operations for the years ended December 31, 2003, 2002 and 2001:


                                                              For the Year ended December 31,
                                                       2003                2002               2001*
                                                -------------------------------------------------------
OPERATING EXPENSES
  Research and development                          $1,704,642          $1,102,932            $ 930,954
  General and administrative                           630,642             382,792              742,266
                                                     ---------           ---------            ---------
Total Operating Expenses                             2,335,284           1,485,724            1,673,220
                                                     ---------           ---------            ---------
    Operating Loss                                 (2,335,284)         (1,485,724)          (1,673,220)
  Interest and other expenses                           40,635              26,273                1,938
                                                        ------              ------                -----
        Net Loss                                  $(2,375,919)        $(1,511,997)         $(1,675,158)
                                                  ============        ============         ============
  Basic and diluted net loss per share                 $(0.11)             $(0.08)              $(0.09)
                                                       =======             =======              =======
  Weighted average number of shares
   Outstanding                                      21,645,945          19,272,725           18,837,667
                                                    ==========          ==========           ==========

* This information was extracted from the audited financial statements for the year ended December 31, 2001.



YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         NET LOSS. The net loss for the year ended December 31, 2003 as compared to the immediately preceding year increased from $1,511,997 to $2,375,919. The net loss for the year ended December 31, 2002, as compared to 2001, decreased by $163,161. As more fully described below, we have been a development stage enterprise since inception in 1997, and in 2002 experienced a shortage of capital, resulting in a curtailment of activities and expenditures and a corresponding decline in the net loss.

         REVENUES. There were no revenues for the years ended December 31, 2003, 2002 or 2001 because we are a development stage enterprise and have not generated any revenues.

         COST OF SALES. Since we had no sales or revenues during the years ended December 31, 2003, 2002 or 2001, we incurred no costs of sales for these periods.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development, or R & D, increased approximately $602,000 in 2003 as compared to 2002 and $172,000 in 2002 as compared to 2001. R & D is expected to continue to increase as we employ new technical personnel and consultants in the development of our BioScanIR technology, purchase materials and components for development and expand our facilities. Cash proceeds from private placements in 2003 provided the funding for these activities, which were available on a more limited level in 2002. Refer to the Statement of Stockholders Equity (Deficiency) included in our Financial Statements for sources of capital. The increase also included a $96,000 increase in the costs associated with the issuance of stock and warrants for services from $595,000 in 2002 to $691,000 in 2003. Patent costs incurred in 2003 approximated $90,000 as compared to $24,000 in 2002. In addition, patent costs declined by $291,000 to $24,000 in 2002 as compared to 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative, or SG&A, expenses increased approximately $248,000 in 2003 as compared to 2002 and decreased by $359,000 in 2002 as compared to 2001. The level of SG&A expenses increased in 2003 as we hired administrative, marketing and sales personnel and consultants to support our growth, obtain licensing and registration of our product. We incurred $97,000 in additional cost of directors' and officers' liability and other insurance in 2003 over 2002. Legal and accounting fees increased by $110,000 to $137,000 in 2003 as compared to 2002 related to increased capital-raising activities and to the costs associated with additional accounting and legal services necessitated by the previously-described reverse acquisition transaction. This transaction resulted in OmniCorder becoming a public company effective December 19, 2003.

         The reduction in SG&A expenses in 2002 as compared to 2001 is attributable to less extensive travel expenses for selling and marketing in 2002 and more limited informational scientific and technical and R & D activities related to our BioScanIR system necessitated by constraints on capital availability during 2002.

         Salary and related expenses for SG&A included deferred officers' salaries in the amounts of $96,000 for the year ended December 31, 2003 and $187,000 for the year ended December 31, 2002. Accumulated officers salary incurred but deferred through December 31, 2003 approximated $980,000.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense, which is included in the results of operations, approximated $165,000, $163,000 and $142,000 for the three years ended December 31, 2003, 2002 and 2001. This primarily reflected depreciation expense associated with BioScanIR equipment installed in various clinics and hospitals for use in clinical trials, computer and development tools, and in 2003 the increased purchases of furntiture, office equipment, computers and telephones to support operations.

         INCOME TAXES. No income taxes were recorded for either of the years ended December 31, 2003, 2002 or 2001. As of December 31, 2003, 2002 and 2001 we
had net operating loss carryforwards of approximately $9,518,000, $7,142,000 and $5,901,000. A full valuation allowance has been provided against the deferred tax asset of $4,258,000, $3,321,000 and $2,332,000 as of December 31, 2003,
2002 and 2001, respectively, in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $6,816,000 as of December 31, 2003, compared to $145,000 as of December 31, 2002. This increase was a direct result of capital-raising activities during 2003 including the net proceeds from our December 19, 2003 private placement of common stock of $ 6.7 million.

         Net proceeds from these capital-raising activities are principally being used to fund OmniCorder's ongoing business activities as described in this annual report. Cash resources available as of December 31, 2003 will be used to purchase production components for our BioScanIR system, expand research and product development activities, build additional management, sales, marketing and infrastructure staff and for general working capital purposes.

         We have a deficit accumulated during the development stage, which commenced on February 7, 1997 through December 31, 2003 of $10,319,820. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and capital-raising activities. As more fully described in Note 7 of the Notes to our Financial Statements, we received gross and net proceeds approximating $7.8 million and $6.7 million on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although no assurance can be given that they will be exercised. As of December 31, 2003, we had cash balances and working capital of $6,816,254 and $5,279,367, respectively and total stockholders' equity of $5,554,146. At March 31, 2004, we had approximately $5,550,000 in cash balances (unaudited). We believe that we have adequate cash resources, based upon our current operating plan and condition, to sustain our operations through December 31, 2004, as described below.

         The BioScanIR system has received FDA Section 510(k) clearance permitting its sale in the United States, and CE mark approval permitting its sale in Europe. We have designed and implemented manufacturing systems and procedures to be ISO 9000, FDA CFR 21 and EC MDD Directive 93/42 EEC compliant. As of March 31, 2004, three additional BioScanIR systems are in the early production stage. We estimate that our build cycle approximates 120 days from the date of receipt of a firm order to shipment date.

         We have commenced our principal commercial operations, which include production of systems and commencing commercial sales activities, but has not generated any material firm orders or revenues to date. We delivered our first production unit for test and evaluation to the Bergamo Hospital in 2004, and as of March 31, 2004 have five fully functional prototype or commercial units installed in various United States and European medical institutions for testing and evaluation. In addition, in August 2003, we entered into a research and development contract with the U.S. Department of Defense's Missile Defense Agency to further develop core sensor technology that is expected to generate $69,800 in revenue for us. We estimate that this project will be completed in our fiscal quarter ending June 30, 2004. No project-related revenue, however, has been recognized to date. Successful completion of this project could result in a significant follow-on contract for further application of our technology to this customer's needs. No assurance, however, can be given as to this additional order.

         In order to develop adequate resources to implement our business plan and attain profitable operations, we (i) have raised capital through a series of transactions, including most recently our December 19, 2003 private placement (see Note 7 of the Notes to our Financial Statements), providing $6.7 million in net proceeds, which we believe will be sufficient to support our efforts through December 31, 2004; (ii) have and are restructuring past due accounts payable and accrued expenses through the issuance of common stock; and (iii) made cash settlements of certain liabilities and arrangement of payment plans with one of our principal vendors, as well as continuing to defer payment of certain officers' prior years' compensation. We may need to raise capital through the future issuance of stock, notes or other forms of traditional asset-based financing in order to develop, and expand and support our business. Management is currently investigating additional financing alternatives including equity and/or debt financing and asset-based funding sources associated with the commencement of product delivery. No assurance can be given that capital in any form would be available to us, and if available, on terms and conditions acceptable to us. We have funded our operations since inception through the use of cash obtained principally from third-party financing from the issuance of equity and the issuance of equity in exchange for services. Our success depends upon many factors including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and our ability to roll-out our BioScanIR system in sufficient quantities and at profitable revenue levels.

         We have committed to purchase infrared camera systems and components from AEG Infrarot-Module GmbH for approximately U.S.$257,000 as of March 31, 2004. These replace our order for prior units. These systems and components utilize QWIP technology, for which we are the exclusive licensee.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after

December 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below for hedging relationships designated after June 30, 2003, the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS No. 150 did not have an impact on our financial position or results of operations.

         We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefits to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets since we believe that, based upon currently available objective evidence, it is more likely than not that the deferred tax asset will be realized.

ITEM 7.  FINANCIAL STATEMENTS.

         The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 19, 2003, we replaced Janet Loss, C.P.A., P.C., or JL, as our independent accountant. JL had been previously engaged as the principal accountant to audit our financial statements. The replacement of JL arose out of the reverse acquisition transaction. The independent accountant of OmniCorder Technologies, Inc. prior to the reverse acquisition transaction was the firm of Marcum & Kliegman LLP. We believe that it is in our best interests to have Marcum & Kliegman continue to work with the OmniCorder business, and we therefore retained Marcum & Kliegman as our new independent accountant on December 19, 2003. Marcum & Kliegman is located at 655 Third Avenue, 16th Floor, New York, New York 10017.

         JL's report on our financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and the report was not qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to change accountants was approved by our Board of Directors.

         During our two most recent fiscal years, and the subsequent interim periods, prior to December 19, 2003, there were no disagreements with JL on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of JL would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 8A.     CONTROLS AND PROCEDURES.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

         Within the 90 days prior to the date of this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Controller/Principal Financial Officer ("PFO"). Rules adopted by the SEC require that in this section of the Annual Report, we present the conclusions of our CEO and the PFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND PFO CERTIFICATIONS

         Appearing as exhibits to this Annual Report are "Certifications" of the CEO and the PFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

         Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Our management, including the CEO and PFO, does not expect that our Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION

         The CEO/PFO evaluation of our Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         In accordance with SEC requirements, the CEO and PFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS

         Based upon the Controls Evaluation, our CEO and PFO have concluded that, subject to the limitations noted above, and except as described in the following paragraphs, our Disclosure Controls are effective to ensure that material information relating to our company is made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

         Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to the December 31, 2003 financial close process. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation , accrued expenses, fixed asset depreciation, notes payable and related foreign currency transaction gains/losses, expenses incurred in connection with the private placement, revenue recognition, recording of the reverse acquisition and retained earnings. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003.

         Given these reportable conditions, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our financial statements for the year ended December 31, 2003 fairly present, in all material respects, our financial condition and results of operations.

         The reportable conditions have been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial close processes. As part of this commitment, we hired an additional employee dedicated to financial controls in March 2004. We intend to complete a review of our financial close process and define and implement needed improvements in the quarter ending June 30, 2004.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The following table sets forth information about our executive officers, key employees and directors, all of whom joined us following the closing of the reverse acquisition transaction in December 2003 and most of whom previously served as executive officers or directors of OmniCorder.



NAME                                        AGE        POSITION
----                                        ---        --------
Mark A. Fauci                               44          President, Chief Executive Officer and Director
Marek Pawlowski, Ph.D.                      54          Vice President-Product Development
Steven W. Albanese, CPA                     42          Controller
Loring D. Andersen                          47          Senior Vice President - Operations and Planning
Jed Schutz                                  44          Director
George Benedict                             66          Director
Joseph T. Casey                             72          Director
Gordon A. Lenz                              67          Director
Hon. Joseph F. Lisa, Justice (Ret.)         66          Director
Anthony A. Lombardo                         56          Director
Robert W. Loy                               66          Director
Richard R. Vietor                           60          Director
William J. Wagner                           53          Director

----------------------
         The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

         MARK A. FAUCI - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Fauci is OmniCorder's founder and, since its incorporation in 1997, has served as its President and Chief Executive Officer and as a director. He became our President and Chief Executive Officer and a member of board of directors on December 19, 2003. Mr. Fauci was responsible for acquiring and transferring QWIP technology from NASA to the commercial sector and, as a result, was recognized in 2001 by the Space Technology Hall of Fame as "an innovator who succeeded in taking products from space that benefit Earth." He is internationally recognized as a leading authority in the field of biomedical applications of infrared technology and has been an invited speaker at universities, medical centers and scientific conferences on this topic throughout the United States and Europe. Mr. Fauci has been directly in charge of the research and development effort at OmniCorder and is responsible for several of the technical innovations and issued and pending patents OmniCorder now owns. As part of these responsibilities, Mr. Fauci is currently leading a national project to develop the next generation medical infrared sensor technology. This effort is funded by the U.S. Department of Defense's Missile Defense Agency and is in collaboration with expert teams at NASA's Jet Propulsion Laboratory, the Army Research Laboratory and Goddard Space Center. Mr. Fauci has been included as co-author or contributor on several published papers on the subject of infrared medical imaging, has been internationally featured in numerous magazines and newspapers and is frequently featured in radio and television interviews in the United States and abroad.

         Prior to 1997, Mr. Fauci served in a variety of roles at Reuters Health Information Services, a Reuters-owned, start-up company based in New York. Among his roles at Reuters, Mr. Fauci headed New Business Development, and was responsible for building strategic relationships in the United States and Europe, developing strategic technical business plans and exploring commercial applications of technology developed in private and government research laboratories. In an earlier position at Reuters, in which he served as Director of Technical Strategic Planning for Network Operations, he was responsible for network architecture design and development decisions. As a recognized expert in the field, he conducted Continuing Medical Education accredited lectures at a variety of leading medical centers on the subject of computer network applications in medicine.

         Before joining Reuters, Mr. Fauci served as President of E.C.A., Inc., a consulting firm specializing in the field of computer-aided design and digital-imaging systems. In the seven prior years, he was an engineer at Standard Microsystems Corporation and General Instruments. His work at these companies included research, development and the manufacture of application specific integrated circuits utilizing the same manufacturing processes now employed in the manufacturing of state-of-the-art infrared imaging sensors. Mr. Fauci received a B.S. degree in Science from the State University of New York at Stony Brook and an M.B.A. degree from Dowling College.

         MAREK PAWLOWSKI, PH.D. - VICE PRESIDENT OF PRODUCT DEVELOPMENT. Dr. Pawlowski has worked with OmniCorder since November 2002. He became our Vice President - Product Development on December 19, 2003. Dr. Pawlowski has 20 years of medical device development experience. Dr. Pawlowski's responsibilities include the commercialization of technology through market launch. He has held senior product development or research and development positions at Viatronix, Inc. (April 2001 to July 2002); RTS Wireless/Aether Systems, Inc. (March 2000 to April 2001); Veeco Instruments, Inc. (August 1998 to March 2000); Neuromedical Systems, Inc. (December 1995 to August 1998); and Medical Systems Corp. (August 1991 to November 1995). From July to November 2002, Dr. Pawlowski was an independent consultant. Dr. Pawlowski holds a Ph.D. in Technical Sciences, Warsaw University of Technology, Warsaw, Poland, and completed postgraduate work in the United States in statistics, linear algebra, digital filters and signal processing.

         STEVEN W. ALBANESE, CPA - CONTROLLER. Mr. Albanese has served as OmniCorder's Controller since March 2003, and became our Controller on December 19, 2003. Mr. Albanese also serves as President of the accounting firm of Albanese & Company, CPAs, PC, since January 1992. From October 1987 to January 1992, he was Vice President and Chief Financial Officer of National Investor Data Services Inc., a software development company, Manager at Arthur Andersen & Company and Auditor at NatWest Bank, USA. Mr. Albanese graduated from Long Island University, C.W. Post Campus, with a B.S. degree from its School of Professional Accountancy. Mr. Albanese is a licensed certified public accountant in New York, and holds New York State insurance licenses in life, health and disability insurance and various NASD licenses.

         LORING D. ANDERSEN - SENIOR VICE PRESIDENT - OPERATIONS AND PLANNING. Mr. Andersen joined us in February 2004 and directs customer operations and planning including overall responsibility for product development, manufacturing, quality assurance and project management. Mr. Andersen's 25 years of experience includes operational roles in hardware and software product development, program and project management, supply chain management, manufacturing, sales and marketing for companies including Arrow Electronics, Fisher Scientific, Digital Equipment Corporation and AT&T. Most recently, from April 2002 to January 2004, Mr. Andersen was a partner in the consulting firm Vertisync, Inc., where he focused on the improvement of operational and financial performance specific to the sales/marketing/business development practices of clients. His prior experience was at Arrow Electronics, from March 1998 to August 2001, as Vice President of Strategic Marketing, where he created and launched Arrow's Global Information Services business. At Fisher Scientific from May 1995 to March 1998, he served as Director for the Laboratory and Medical Equipment Division, where he was involved in global business expansion, extensive new product development and transformation of the division's manufacturing operation. Mr. Andersen holds a B.S. degree in Physics from Dartmouth College and an M.B.A. in marketing and management from The Wharton Business School, University of Pennsylvania.

         JED SCHUTZ - DIRECTOR. Mr. Schutz had been a director of OmniCorder since December 2002, and became a member of our board of directors on December 19, 2003. For more than the past five years, Mr. Schutz has been a private investor and advisor to emerging technology companies, as well as a real estate developer. His company, Windemere Development, has developed over 700 residential properties in the past eight years. He is the Chairman of the Board of Campusfood.com, Inc., the nation's leading company in the online food ordering business. He also currently serves as a director of Greenshoe, Inc., an alternative electronic payments company. He served as a director from 1993 to 1999, and for one year as Chairman of the Board, of FRM Nexus, a publicly-held company engaged primarily in medical financing. Mr. Schutz received a B.S. degree in biology from Duke University and a post-graduate Certificate in Business from New York University.

         GEORGE BENEDICT - DIRECTOR. Mr. Benedict had been a director of OmniCorder since December 2002, and became a member of our board of directors in January 2004. Mr. Benedict is most noted for founding Seafield Center, Inc., an alcohol and chemical dependency rehabilitation center on Long Island, New York, where he has been associated since May 1985. Mr. Benedict has been the President of Seafield Services, which operates eight outpatient facilities, since September 1990, and the President of Seafield Resources, a not-for-profit organization which operates nine halfway houses, since December 1993. Mr. Benedict has also been the Vice President of NY Diagnostic, which is a Department of Health-approved medical outpatient clinic with five locations in the New York metropolitan and Long Island area, since August 2000. Mr. Benedict is regarded as a leading authority in the field of alcohol and chemical dependency rehabilitation.

         JOSEPH T. CASEY - DIRECTOR. Mr. Casey became a member of our board of directors in January 2004. Mr. Casey retired as Vice Chairman and Chief Financial Officer of Litton Industries, Inc., a $3.6 billion aerospace and defense company, in March 1994, and had held various positions at Litton Industries beginning in October 1963. Mr. Casey served as Vice Chairman and Chief Financial Officer of Western Atlas Inc., a global supplier of oilfield information services and industrial automation systems with annual revenues of more than $2.5 billion, from March 1994 until August 1996. He has been a director of Pressure Systems, Inc. since October 1997, and a director and member of the Audit and Compliance Committee of UNOVA, Inc. since September 1998. Mr. Casey has been a member of the Board of Trustees of Claremont McKenna College since 1988 and of the Don Bosco Technical Institute since 1972. He has also been a member of the Board of Overseers of the Center for Russia and Asia of the Rand Corporation since 1997. Mr. Casey received a B.S. degree from Fordham University and is a licensed certified public accountant in New York and New Jersey.

         GORDON A. LENZ - DIRECTOR. Mr. Lenz had been a director of OmniCorder since August 2003, and became a member of our board of directors in January 2004. Mr. Lenz has been Chairman and Chief Executive Officer of New York State Business Group, Inc./Conference Associates, Inc., a provider of group health insurance to more than 150,000 small business owners, employees and dependents, since April 1993. Mr. Lenz has also been the Chairman and Chief Executive Officer of Cue Brokerage Corporation, a property casualty agency, since June 1994. Mr. Lenz has written extensively on healthcare issues for a variety of publications.

         HON. JOSEPH F. LISA, JUSTICE (RET.) - DIRECTOR. Judge Lisa had been a director of OmniCorder since June 2003, and became a member of our board of directors in January 2004. Since June 2001, Judge Lisa has been in private law practice and currently serves as counsel in the intellectual property department of the New York office of Greenberg Traurig, LLP, an international law firm. He was elected Justice of the New York Supreme Court in January 1994 and served until May 2001. He has been a permanent member of the Scientific Committee of the San Marino Scientific Conference in the Republic of San Marino since 1998. Judge Lisa served in the United States Marine Corps Reserve and received an Honorable Discharge. Judge Lisa received a B.B.A. degree from St. John's University, a J.D. degree from St. John's University School of Law and an LL.M. degree from Brooklyn Law School.

         ANTHONY A. LOMBARDO - DIRECTOR. Mr. Lombardo had been a director of OmniCorder since August 2003, and became a member of our board of directors in January 2004. Mr. Lombardo is an executive with more than 30 years of experience in the medical device industry and related industries. Since April 2000, he has been the President and Chief Executive Officer of E-Z-EM Inc., a market leader focused on the contrast market for gastrointestinal imaging. From 1998 to 1999, he was the President of ALI Imaging Systems Inc., a full-service provider of radiology information and image management systems. From 1996 to 1998, Mr. Lombardo was the General Manager of the Integrated Imaging Solutions division of General Electric Medical Systems. He also headed divisions of Loral/Lockheed Martin Corp. from 1994 to 1996, Sony Corporation from 1990 to 1994 and Philips Medical Systems from 1979 to 1990. Mr. Lombardo received a B.S. degree in Biology from St. Francis College and an M.S. degree in Physiology from Duquesne University.

         ROBERT W. LOY - DIRECTOR. Mr. Loy had been a director of OmniCorder since June 2002, and became a member of our board of directors in January 2004. Mr. Loy has been a pharmaceutical business development consultant since April 1999 and has more than 30 years of experience in the pharmaceutical industry. In August

 1992, Mr. Loy joined Roberts Pharmaceutical Corp., which was later acquired by Shire Pharmaceuticals Group plc, as its Chief Operating Officer, and in July 1996 became Roberts Pharmaceutical's Executive Vice President of Operations and Business Development, where he served through March 1999. Mr. Loy holds a B.S. degree from Old Dominion University.

         RICHARD R. VIETOR - DIRECTOR. Mr. Vietor had been a director of OmniCorder since June 2002, and became a member of our board of directors in January 2004. Since April 2003, Mr. Vietor has been a Vice President of WebMD Corporation, a provider of services to physicians, consumers, providers and health plans to navigate the complexity of the healthcare system. From March 2002 to April 2003, Mr. Vietor was an industry consultant, specializing in providing advice on corporate strategy, financing and communications to specialty pharmaceutical and medical device companies. From April 1985 to February 2002, he was at Merrill Lynch, most recently as a Managing Director in Merrill Lynch's Healthcare Investment Banking Unit. Previously, he was First Vice President, Senior Analyst and Global Research Coordinator in Merrill Lynch's Global Securities Research Division, specializing in research coverage of the pharmaceutical industry. Mr. Vietor was named to the prestigious Institutional Investor's Analyst Poll for 12 years. He was awarded a Chartered Financial Analyst (CFA) designation in 1979. He is a director of Atrix Corporation, a specialty pharmaceutical company specializing in drug delivery. He is also a director of InfaCare Corporation, Inc., a private company specializing in developing neonatal drugs. He is a graduate of Yale University and received an M.B.A. degree from the Columbia University Graduate School of Business.

         WILLIAM J. WAGNER - DIRECTOR. Mr. Wagner became a member of our board of directors in January 2004. Mr. Wagner has been a Managing Director of Dauk/Wagner Investments, LLC, a private investment firm focused primarily on early-stage companies, since 1994. Prior to then, Mr. Wagner was a Managing Director and Co-Head of the Mergers & Acquisitions Group at Smith Barney from 1980 to 1993. Mr. Wagner received an M.B.A. degree from Wharton Graduate School of Business and a B.S. degree from the University of Pennsylvania.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. A majority of our directors are considered "independent" under the SEC's new independence standards. Officers are elected annually by the board of directors and serve at the discretion of the board.

KEY EMPLOYEES

     DETLEV BAURS-KREY - VICE PRESIDENT-INTERNATIONAL BUSINESS DEVELOPMENT. Mr. Baurs-Krey joined us in January 2004 on a full-time basis. Mr. Baurs-Krey previously served as the President and Chief Executive Officer of Euro-American Consulting, Ltd. from 1998 to December 2003 and has extensive experience in the global healthcare area, including medical devices, pharmaceuticals and biotechnology. Mr. Baurs-Krey served as the President and Chief Executive Officer of Viral Testing Systems Corp., a diagnostic testing company, from 1988 to 1998. Mr. Baurs-Krey is the founder and Vice Chairman of the International Conference on Highlights in Virology, Immunology and Oncology. He is a member of and has served as Chairman of the European Advisory Committee of the New York State Biotechnology Association and Vice Chairman of the International Conference on Chronic Viral Diseases Associated with Immunodeficiency, Cancer and Neurological Disorders in the Republic of San Marino. He has also served as a permanent member of the Health Committee at the Vatican since 1995. Prior to 1988, Mr. Baurs-Krey served as a manager with Pfizer International and Pfizer, Inc. Mr. Baurs-Krey received a B.A. degree in Economics from the Universities of Bonn, Muenster and Mainz, Germany, and a degree in law from the University of Mainz, Germany.

     ANNE MARIE FIELDS - VICE PRESIDENT-CORPORATE COMMUNICATIONS AND BUSINESS STRATEGY. Ms. Fields joined us in January 2004 on a full-time basis. Ms. Fields was the principal of Fields Communications Consulting, a consultant for life science and medical technology companies, from January 2001 to December 2003 and has more than 15 years of experience in corporate communications and investor relations. Ms. Fields has held senior level positions at Lippert/Heilshorn & Associates, an investor relations agency, and was Vice President, Corporate Communications for Biomatrix, Inc., a biotechnology company. She received a B.S. degree in Business Communications from the State University of New York at Oneonta.

         MIHAI D. DIMANCESCU, M.D. - VICE PRESIDENT-MEDICAL AFFAIRS. Dr. Dimancescu joined us in January 2004 on a part-time basis. Dr. Dimancescu functions as our representative to the medical and scientific community through participation in meetings and symposiums. He assists in presenting our technology, communicating our goals and understanding how our technology can be applied to further benefit clinicians, surgeons and medical researchers. Dr. Dimancescu is board certified in Neurosurgery. He worked in private medical practice from 1976 until 2003. He received a B.A. degree from Yale University, completed his internship in Medicine at the University of Toulouse, France, performed his residency training in neurosurgery at Albert Einstein College of Medicine/Montefiore Hospital in New York and Jackson Memorial Hospital in Miami, Florida. He has held numerous professional positions including the President of the International Academy of Child Brain Development; Board of Directors, South Nassau Communities Hospital/Winthrop University Hospital System; President, Medical Board South Nassau Community Hospital; Chief, Division of Neurosurgery, Mercy Medical Center; President, New York State Neurosurgical Society; and Director, International Coma Recovery Institute. Dr. Dimancescu has received numerous awards and recognitions internationally for his research and leadership as a surgeon.

COMMITTEES OF THE BOARD

         AUDIT COMMITTEE. We have established an audit committee of the board of directors, which consists of William J. Wagner and Joseph T. Casey, each of whom is an independent director. The audit committee's duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. A copy of the audit committee charter is filed as an exhibit to this Annual Report.

         COMPENSATION COMMITTEE. We have established a compensation committee of the board of directors, which consists of Anthony A. Lombardo, Robert W. Loy and Jed Schutz. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee will also administer the OmniCorder 1998 Stock Option Plan, as assumed and adopted by us, and recommend and approve grants of stock options under that plan. A copy of the compensation committee charter is filed as an exhibit to this Annual Report.

         NOMINATIONS AND GOVERNANCE COMMITTEE. We have established a nominations and governance committee of the board of directors, which consists of George Benedict, Hon. Joseph F. Lisa and Richard R. Vietor. The purpose of the nominations and governance committee is to select, or recommend for our entire board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. A copy of the nominations and governance committee charter is filed as an exhibit to this Annual Report.

DIRECTOR COMPENSATION

         Each member of our board of directors (excluding Mr. Fauci) will receive an annual stock option grant, plus additional stock options for each board meeting and each meeting of a committee of which such director is a member attended in person. We have not yet determined the exact number of options to be granted, or the applicable exercise price formula or vesting schedule, in accordance with this plan. We have retained a compensation consultant to assist us in determining an appropriate level of director compensation given our size and stage of business. No other fees will be paid to members of our board. OmniCorder's directors received compensation in the form of stock options for their services as directors for services rendered during 2003.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

         No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

         There are no family relationships among our executive officers and directors.

LEGAL PROCEEDINGS

         As of the date of this Annual report, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

CODE OF ETHICS

         We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. This Code of Ethics applies to our chief executive officer and our senior financial officers. A copy of this Code of Ethics is filed as an exhibit to this Annual Report.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been complied with, except that the reports on Form 3 filed by Joseph T. Casey and William J. Wagner reporting their appointment as Directors were not filed on a timely basis.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our and OmniCorder's chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

                           SUMMARY COMPENSATION TABLE

                                                           Annual                           Long-term
                                                        Compensation                       Compensation
                                                    -------------------- --------------------------
                                                                            Awards       Payouts
                                                                         ------------- ------------
                                                                          Securities
                                                                          Underlying      LTIP         All Other
                                           Fiscal    Salary     Bonus      Options/    Payouts ($)    Compensation
Name and Principal Position                 Year       ($)       ($)       SARs (#)                       ($)
----------------------------------------- --------- ---------- --------- ------------- ------------ -----------------


Judith F. Harayda (1)                       2003        2,000     --          --           --            $4,620
Former President                            2002       20,000     --          --           --            $6,161
                                            2001       22,000     --          --           --            $5,168

Mark A. Fauci (2)                           2003      180,000     --        250,000        --              --
President and Chief Executive Officer       2002      180,000     --          --           --              --
                                            2001      180,000     --          --           --              --





Marek Pawlowski, Ph.D.                      2003       85,000     --       $  8,728        --              --
Vice President - Product                    2002       85,000     --         87,281        --              --
Development                                 2001        --        --          --           --              --
----------------------------------------- --------- ---------- --------- ------------- ------------ -----------------

(1) Ms. Harayda joined us in 1992 and resigned as an officer on December 19, 2003. The amounts listed in "All Other Compensation" represent auto lease payments.

(2) Mr. Fauci deferred an aggregate of $646,000 of his salary since the commencement of OmniCorder Technologies, Inc. operations through December 31, 2003. This liability is included in accounts payable and accrued expenses in the balance sheet included in the accompanying December 31, 2003 OmniCorder Technologies, Inc. financial statements.

OPTIONS/SAR GRANTS AND FISCAL YEAR END OPTION EXERCISES AND VALUES

         Before the assumption of the OmniCorder 1998 Stock Option Plan on December 19, 2003, we did not have a stock option plan or other similar plan for officers, directors and employees, and no stock options or SAR grants were granted or were outstanding at any time, except for a grant of stock options to purchase 250,000 shares of common stock to Mark A. Fauci, as described in the following section.

EMPLOYMENT AGREEMENT

         In December 2003, we entered into a five-year employment agreement with Mark A. Fauci to serve as our President and Chief Executive Officer. Under the terms of the employment agreement, Mr. Fauci will devote all of his business time and efforts to our business and will report directly to its board of directors. As long as Mr. Fauci serves as our President and/or Chief Executive Officer, we have agreed to nominate him for election to our board of directors.

         The employment agreement provides that Mr. Fauci will receive a fixed salary at an annual rate of $180,000, with annual "cost-of-living" increases of not less than 5% from the previous year. Mr. Fauci will also be entitled to receive an annual performance bonus in the sole discretion of our board or directors or compensation committee. We also agreed to issue (and did issue) to Mr. Fauci options to purchase 250,000 shares of our common stock at an exercise price of $1.375 per share, and pay him deferred salary of approximately $646,000, when funds are reasonably available. The stock options vest immediately and are exercisable for a 10-year period.

         The employment agreement permits us to terminate Mr. Fauci's employment upon his death or disability (defined as 90 consecutive days of incapacity during any 365-consecutive day period), or upon his conviction of a felony crime, acts of dishonesty or moral turpitude constituting fraud or embezzlement or upon his material breach of his obligations to us. In the event we terminate Mr. Fauci's employment without cause or he leaves us for good reason, he will be entitled to compensation from us for the greater of two years or the balance of the remaining term of his employment agreement.

         The employment agreement also contains covenants (a) restricting Mr. Fauci from engaging in any activities which are competitive with our business during the term of his employment agreement and for one year thereafter, (b) prohibiting him from disclosure of confidential information regarding our company at any time, and (c) confirming that all intellectual property developed by him and relating to our business is our sole and exclusive property.

STOCK OPTION PLAN

         In connection with the reverse acquisition transaction, our board of directors adopted and assumed the OmniCorder 1998 Stock Option Plan, which was previously adopted by OmniCorder's board of directors in April 1998. The following is a summary of the material terms of that Stock Option Plan.

         The purpose of our Stock Option Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the Stock Option Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We now have reserved 4,435,500 shares of common stock for issuance under the Stock Option Plan following the stockholder approval on February 26, 2004. As of April 8, 2004, stock options to purchase an aggregate of 2,781,899 shares of common stock have been granted to 19 employees and 25 non-employee directors and consultants under the Stock Option Plan, at exercise prices ranging from $.55 to $2.43 per share.

         The Stock Option Plan will be administered by the compensation committee of the board of directors, or by the board of directors as a whole. The board of directors has the power to determine the terms of any stock options granted under the Stock Option Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Stock Option Plan are generally not transferable, and each stock option is generally exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the Stock Option Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. The term of all incentive stock options under the Stock Option Plan may not exceed ten years, or five years in the case of 10% owners. The specific terms of each stock option grant must be approved by the compensation committee or the board of directors and are reflected in a written stock option agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 8, 2004, by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise set forth below, the address of each of the persons listed below is c/o OmniCorder Technologies, Inc., 12-8 Technology Drive, East Setauket, New York 11733-4049.


NAME AND ADDRESS OF                    AMOUNT AND NATURE OF BENEFICIAL
BENEFICIAL OWNER                                 OWNERSHIP(1)                            PERCENT OF CLASS (1)
----------------                                 ------------                            --------------------

Mark A. Fauci                                       8,789,883(2)                               29.5%

Michael Anbar, Ph.D.                                2,710,858(3)                               9.2%
145 Deer Run Road
Amherst, New York 14221

Jed Schutz                                          2,518,945(4)                               8.2%

----------------
(1) Based on 29,570,100 shares of common stock outstanding on April 8, 2004. The shares issuable under warrants, stock options and other derivative securities to purchase our common stock that are currently exercisable or convertible within 60 days after April 8, 2004, are treated as if outstanding for computing the percentage ownership of the person holding these securities, but are not treated as outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, also includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person.

(2) Based on a Schedule 13D filed on January 5, 2004, and other information known to us. Includes stock options to purchase 250,000 shares of common stock granted under the OmniCorder 1998 Stock Option Plan pursuant to Mr. Fauci's employment agreement. These stock options became effective upon the adoption by our stockholders of the OmniCorder 1998 Stock Option Plan, and the approval of an amendment to the plan, at a special meeting of the stockholders held on February 26, 2004. Upon the adoption of the 1998 Stock Option Plan and the approval of the amendment, these options became immediately exercisable.

(3)   Based on a Schedule 13D filed on January 5, 2004.

(4) Based on a Schedule 13D filed on January 5, 2004, and other information known to us. Includes (i) 1,026,840 shares of common stock issuable upon exercise of an outstanding warrant and (ii) 107,818 shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable. The shares of common stock and warrant beneficially owned by Mr. Schutz are held jointly with his spouse.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 8, 2004, by each of our directors, each of our executive officers named in the Summary Compensation Table above, and all of our executive officers and directors as a group. Except as otherwise set forth below, the address of each of the persons listed below is c/o OmniCorder Technologies, Inc., 12-8 Technology Drive, East Setauket, New York 11733-4049.


AMOUNT AND NAME AND ADDRESS OF                                                               PERCENT OF CLASS
BENEFICIAL OWNER                                     NATURE OF BENEFICIAL OWNERSHIP (1)               (1)
----------------                                     ----------------------------------      ------------------

Mark A. Fauci                                                     8,789,883(2)                         29.5%
Marek Pawlowski, Ph.D.                                               96,010(3)                           *
Steven W. Albanese                                                     0                                 *
Loring D. Andersen                                                  120,000(3)                           *
Jed Schutz                                                        2,518,945(4)                          8.2%
George Benedict                                                     727,346(5)                          2.4%
Joseph T. Casey                                                     800,080(6)                          2.7%
Gordon A. Lenz                                                      547,357(7)                          1.9%
Hon. Joseph F. Lisa                                                  84,286(8)                           *
Anthony A. Lombardo                                                  66,745(9)                           *
Robert W. Loy                                                       205,212(10)                          *
Richard R. Vietor                                                   182,777(11)                          *
William J. Wagner                                                   202,684(12)                          *
All executive  officers and directors as a group                 14,221,307                            48.1%
(12 persons)

------------------
*     Less than 1% of outstanding shares.

(1) Based on 29,570,000 shares of common stock outstanding on April 8, 2004. The shares issuable under warrants, stock options and other derivative securities to purchase our common stock that are currently exercisable or convertible within 60 days after April 8, 2004, are treated as if outstanding for computing the percentage ownership of the person holding these securities, but are not treated as outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, also includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person.

(2) Based on a Schedule 13D filed on January 5, 2004, and other information known to us. Includes stock options to purchase 250,000 shares of common stock granted under the OmniCorder 1998 Stock Option Plan pursuant to Mr. Fauci's employment agreement. These stock options became effective upon the adoption by our stockholders of the OmniCorder 1998 Stock Option Plan, and the approval of an amendment to the plan, at a special meeting of the stockholders held on February 26, 2004. Upon the adoption of the 1998 Stock Option Plan and the approval of the amendment, these options became immediately exercisable.

(3) Represents shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable.

(4) Includes (i) 1,026,840 shares of common stock issuable upon exercise of an outstanding warrant and (ii) 107,818 shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable. The shares of common stock and warrant beneficially owned by Mr. Schutz are held jointly with his spouse.

(5) Includes (i) 205,368 shares of common stock issuable upon exercise of an outstanding warrant and (ii) 107,818 shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable.

(6) Held by The Casey Living Trust, of which Mr. Casey and his spouse are trustees. Includes 72,735 shares of common stock issuable upon exercise of an outstanding warrant, which is currently exercisable.

(7) Includes 66,745 shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable.

(8) Includes 77,013 shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable.

(9) Represents shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable.

(10) Includes 164,294 shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable.

(11) Includes 164,294 shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable.

(12) Held by Dauk/Wagner Investments, LLC, of which Mr. Wagner is a managing director. Includes 102,684 shares of common stock issuable upon exercise of stock options granted under the OmniCorder 1998 Stock Option Plan, which are currently exercisable.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 19, 2003, prior to the closing of the reverse acquisition transaction, OmniCorder Technologies Incorporated, the privately-held Delaware corporation, purchased 7,764,700 outstanding shares of our common stock from Judith F. Harayda, one of the then directors of Promos, Inc., for $180,000. On December 20, 2003, following the closing of the reverse acquisition transaction, we sold to Ms. Harayda our previous promotional products business for its approximate book value, which was immaterial, and received indemnities from her with respect to those historical operations.

         In March 1997, we entered into an option agreement with Michael Anbar, Ph.D., Professor in the Department of Physiology and Biophysics, School of Medicine, and Chairman of Biomedical Sciences, at the State University of New York at Buffalo (now retired), pursuant to which we could acquire the exclusive worldwide right to commercialize the technology relating to a patent owned by Dr. Anbar, subject to specified research funding requirements being met. We are required to pay Dr. Anbar a royalty of $300 for each commercial BioScanIR system installed at a client site. The Anbar license does not expire other than as a result of a breach of the license by us. The Anbar patent expires in January 2015. See "Licensing Agreements" in Item 1 above. Dr. Anbar currently owns 9.7% of our outstanding shares of common stock but is not an officer or director of our company.

         Gordon A. Lenz, one of our directors, is the Chairman and Chief Executive Officer of New York State Business Group, Inc./Conference Associates, Inc., which has provided insurance brokerage services to us during the past fiscal year. Insurance premiums (not commissions) paid to this company in 2003 totaled $223,000.

         We believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

          EXHIBIT NO.                                             DESCRIPTION

              2.1* Agreement of Purchase and Sale, dated as of December 19, 2003, between Promos, Inc. and OmniCorder Technologies, Inc.

              3.1     Certificate of Incorporation of OmniCorder Technologies,
                      Inc.

              3.2     By-laws of OmniCorder Technologies, Inc.

              4.1     Form of Lead Investor Warrant.

              10.1* Employment Agreement, dated as of December 19, 2003, between Mark A. Fauci and OmniCorder Technologies, Inc.

              10.2* Indemnification Agreement, dated as of December 19, 2003, among Promos, Inc., Judith F. Harayda and Stephan R. Levy.

              10.3*   Form of Private Placement Subscription Agreement.

              10.4*   Registration Rights Letter of Promos, Inc.

              10.5** OmniCorder Technologies, Inc. 1998 Stock Option Plan, as amended.

              10.6 License Agreement, dated as of May 11, 1998, between California Institute of Technology and OmniCorder Technologies, Inc., with amendments.

              10.7 Exclusive License Agreement, dated as of September 29, 1998, between Lockheed Martin Corporation and OmniCorder Technologies, Inc.

              10.8 Option Agreement, dated March 19, 1997, between Michael A. Anbar and OmniCorder Technologies, Inc., with amendments.

              10.9 Exclusive Sale Agreement, dated February 2000, between AEG Infrarot-Module GmbH and OmniCorder Technologies, Inc.

              10.10 Agreement, dated August 12, 2003, between the Department of Defense Agreement and OmniCorder Technologies, Inc.

              14.1    Code of Business Conduct and Ethics.

              31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

              31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

              32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).

              99.1    Audit Committee Charter

              99.2    Compensation Committee Charter

              99.3    Nominations and Governance Committee Charter

--------------------
* Incorporated by reference from the exhibits filed with the Current Report on Form 8-K, dated December 19, 2003 (filed on January 5, 2004).

** Incorporated by reference from the exhibits filed with the definitive Information Statement on Schedule 14C, dated February 3, 2004 (filed on February 3, 2004).

      (b)   Reports on Form 8-K.

         During the three months ended December 31, 2003, we filed the following Current Reports on Form 8-K:

     o Form 8-K, dated December 19, 2003 (filed on December 22, 2003), which announced the acquisition of all the assets and assumption of all the liabilities of OmniCorder Technologies, Inc. by Promos, Inc. and the concurrent private placement of Promos, Inc.'s common stock.

     o Form 8-K, dated December 19, 2003 (filed on January 5, 2004), which contained, among other things, a detailed description of the reverse acquisition by OmniCorder Technologies, Inc. of Promos, Inc., the concurrent private placement completed by Promos, Inc., the business of OmniCorder Technologies, Inc. and Promos, Inc.'s board of directors, executive officers and principal stockholders following the acquisition.

     o Form 8-K, dated December 19, 2003 (filed December 29, 2003), and Form 8-K/A (filed December 30, 2003), which announced the change in the certifying accountants of Promos, Inc.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billable to us by Marcum & Kliegman LLP for the audit of the annual financial statements of OmniCorder Technologies, Inc. after giving effect to the reverse acquisition for the fiscal year ended December 31, 2003 totaled approximately $85,000. We did not incur any fees to Janet Loss, C.P.A., P.C., the auditor for Promos, Inc., for the audit of its annual financial statements.

AUDIT-RELATED FEES

         We incurred assurance and audit-related fees of $150,000 to Marcum & Kliegman LLP in connection with the audit of the financial statements of OmniCorder Technologies, Inc. from February 7, 1997 (Inception) through December 31, 2002 and for the review of its financial statements for the nine months ended September 30, 2003.

         We did not incur or pay any fees to Janet Loss, C.P.A., P.C., and this firm did not provide any services related to assurance and other audit-related fees, in either of the last two fiscal years.

TAX FEES

         There were no fees billed to us by Marcum & Kliegman LLP or Janet Loss, C.P.A., P.C. for services rendered to us during the last two fiscal years for tax compliance, tax advice, or tax planning.

ALL OTHER FEES

         There were no fees billed to us by Marcum & Kliegman LLP or Janet Loss, C.P.A., P.C. for services rendered to us during the last two fiscal years, other than the services described above under "Audit Fees" and "Audit-Related Fees."

         It is the audit committee's policy to pre-approve all services provided by Marcum & Kliegman LLP.

         As of the date of this filing, our current policy is to not engage Marcum & Kliegman LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Marcum & Kliegman LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OMNICORDER TECHNOLOGIES, INC.

Date:  April 8, 2004            By:/s/Mark A. Fauci
                                   ------------------------------------------
                                   Mark A. Fauci
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                By:/s/Steven W. Albanese
                                   ------------------------------------------
                                   Steven W. Albanese
                                   Controller
                                   (Principal Financial Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Mark A. Fauci                            Director, President and                     April 8, 2004
------------------------------------        Chief Executive Officer
Mark A. Fauci

/s/Steven W. Albanese                       Controller                                  April 8, 2004
------------------------------------
Steven W. Albanese

/s/Jed Schutz                               Director                                    April 8, 2004
------------------------------------
Jed Schutz

/s/George Benedict                          Director                                    April 8, 2004
------------------------------------
George Benedict

/s/Joseph T. Casey                          Director                                    April 8, 2004
------------------------------------
Joseph T. Casey

Gordon A. Lenz                              Director                                    April 8, 2004
------------------------------------
Gordon A. Lenz

/s/Hon. Jospeh F. Lisa                      Director                                    April 8, 2004
------------------------------------
Hon. Joseph F. Lisa

/s/Anthony A. Lombardo                      Director                                    April 8, 2004
------------------------------------
Anthony A. Lombardo

/s/Robert W. Loy                            Director                                    April 8, 2004
------------------------------------
Robert W. Loy

/s/Richard R. Vietor                        Director                                    April 8, 2004
------------------------------------
Richard R. Vietor

/s/William J. Wagner                        Director                                    April 8, 2004
------------------------------------
William J. Wagner

                          OMNICORDER TECHNOLOGIES, INC.

                                   FORM 10-KSB

                                     ITEM 7

                          OMNICORDER TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                              FINANCIAL STATEMENTS

               For the Years Ended December 31, 2003 and 2002, and
                 the Period From February 7, 1997 (Inception) to
                                December 31, 2003


                                                   OMNICORDER TECHNOLOGIES, INC.
                                                (A Development Stage Enterprise)


                                                                        CONTENTS

--------------------------------------------------------------------------------


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                   1


FINANCIAL STATEMENTS

  Balance Sheet - December 31, 2003 and 2002                                 2-3

  Statements of Operations - For the Years Ended December 31, 2003
    and 2002, and For the Period From February 7, 1997
    (Inception) to December 31, 2003                                           4

  Statement of Stockholders' Equity (Deficiency)
    - For the Years Ended December 31, 2003 and 2002,
      and For the Period From February 7, 1997 (Inception) to
      December 31, 2003                                                      5-6

  Statements of Cash Flows - For the Years Ended
    December 31, 2003 and 2002,
    and For the Period From February 7, 1997
    (Inception) to December 31, 2003                                           7


NOTES TO FINANCIAL STATEMENTS                                               8-27

                          INDEPENDENT AUDITORS' REPORT

To the Audit Committee of the Board of Directors and Stockholders
OmniCorder Technologies, Inc.

We have audited the accompanying balance sheets of OmniCorder Technologies, Inc. (the "Company") (A Development Stage Enterprise) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2003 and 2002, and for the period from February 7, 1997 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OmniCorder Technologies, Inc. (A Development Stage Enterprise) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period from February 7, 1997 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
March 31, 2004


                                                                              OMNICORDER TECHNOLOGIES, INC.
                                                                           (A Development Stage Enterprise)

                                                                                          BALANCE SHEETS
---------------------------------------------------------------------------------------------------------


                                     ASSETS

                                                                 December 31,             December 31,
                                                                     2003                      2002
                                                             --------------------------------------------


CURRENT ASSETS

Cash and cash equivalents                                            $ 6,816,254                 145,282
Prepaid expenses                                                        198,162                  71,841
                                                                     -----------                 --------

Total Current Assets                                                   7,014,416                 217,123

Property and equipment, net                                              271,241                 364,229
Security deposits                                                          3,538                   3,453
                                                                      ----------               ----------


TOTAL ASSETS                                                        $  7,289,195               $ 584,805
                                                                    ============               ==========


   The accompanying notes are an integral part of these financial statements.



                                                                                         OMNICORDER TECHNOLOGIES, INC.
                                                                                       A Development Stage Enterprise)

                                                                                                        BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                  December 31,            December 31,
                                                                                      2003                    2002
                                                                              ----------------------------------------


CURRENT LIABILITIES

Notes payable                                                                         $   239,952            $ 165,675
Accounts payable and accrued expenses                                                     515,465              583,725
Deferred officers salaries                                                                979,632              884,113
                                                                                       ----------           ----------

Total Current Liabilities                                                               1,735,049            1,633,513
                                                                                       ----------            ---------

COMMITMENTS AND CONTINGENCIES
------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------
Preferred stock, $.01 par value, 1,000,000 shares
 authorized; no shares issued and outstanding                                                  --                   --
Common stock, $.001 par value; 50,000,000 shares
authorized; 29,570,100 and 19,632,456 shares
issued and outstanding, respectively                                                       29,570               19,632
Additional paid-in capital                                                             15,844,396            6,890,631
Deficit accumulated during the development stage                                      (10,319,820)          (7,943,901)
Subscription receivable                                                                       --               (15,070)
                                                                                     ------------           ----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                           5,554,146           (1,048,708)
                                                                                       ----------          -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIENCY)                                             $ 7,289,195            $ 584,805
                                                                                     ============            =========


   The accompanying notes are an integral part of these financial statements.



                                                                           OMNICORDER TECHNOLOGIES, INC.
                                                                         (A DevelopmentStage Enterprise)
                                                                                STATEMENTS OF OPERATIONS

                                                                                              Cumulative
                                                                                          For the Period
                                                                                        From February 7,
                                                                                        1997 (inception)
                                                             For the Years Ended                 through
                                                                    December 31,            December 31,
                                                        2003                2002                    2003
OPERATING EXPENSES
Research and development                        $  1,704,642        $  1,102,932           $   5,301,308
General and administrative                           630,642             382,792               2,956,970
Related party legal expense                                -                   -                 544,881
Write-off of public offering costs                        --                  --                 501,992
                                                          --                  --                 -------

TOTAL OPERATING
EXPENSES                                           2,335,284           1,485,724               9,305,151
                                                   ---------           ---------               ---------

OPERATING LOSS                                   (2,335,284)         (1,485,724)             (9,305,151)

Interest and other expenses                           40,635              26,273               1,014,669
                                                      ------              ------               ---------

NET LOSS                                        $(2,375,919)        $(1,511,997)           $(10,319,820)
                                                ============        ============           =============

Basic and diluted net loss per share                 $(0.11)             $(0.08)
                                                ============        ============

Weighted average number of shares
 outstanding                                      21,645,945          19,272,725
                                                ============        ============

   The accompanying notes are an integral part of these financial statements.


                                                                                         OMNICORDER TECHNOLOGIES, INC.
                                                                                      (A Development Stage Enterprise)

                                                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                            For the period from February 7, 1997 (inception) through December 31, 2003
----------------------------------------------------------------------------------------------------------------------


                                                                           Common Stock                     Additional
                                                                    Shares             Amount          Paid-in-Capital
                                                                    --------------------------------------------------
    Issuance of common stock to founders                                10,301,259        $10,301               $6,419

    Sale of common stock at $.55 per share,
       net of expenses of $35,164                                          361,437            361              164,469

    Issuance of common stock warrants to
    related party for legal services                                            --             --               75,000

    Sale of common stock warrants to related party                              --             --               40,000

    Net loss                                                                    --             --                   --
                                                                                --             --                   --

    Balance at December 31, 1997                                        10,662,696         10,662              285,888
                                                                        ----------         ------              -------


    Issuance of common stock to founders                                 2,710,858          2,711                1,689

    Sale of common stock at $.55 per share,
         net of expenses of $62,900                                        885,539            886              426,209

    Issuance of common stock for research
     and development                                                       271,086            271              149,729

    Issuance of common stock warrants to
    related party for legal services                                            --             --               20,000

    Cash received from sale of common stock warrant                             --             --                   --

    Issuance of common stock warrants in
    connection with sale of bridge notes                                        --             --              329,625

    Net loss                                                                    --             --                   --
                                                                                --             --                   --

    Balance at December 31, 1998                                        14,530,179         14,530            1,213,140
                                                                        ----------         ------            ---------

    Conversion of bridge notes into common stock                         1,433,015          1,433              789,192

    Issuance of common stock for research
    and development                                                        135,543            136               74,864

    Sale of common stock at $1.14 per share                                945,282            945            1,073,055

    Net loss                                                                    --             --                   --
                                                                                --             --                   --

    Balance at December 31, 1999                                        17,044,019        $17,044           $3,150,251
                                                                        ----------        -------           ----------


                                                                            Deficit
                                                                         Accumulated
                                                                          During the              Stock
                                                                         Development          Subscription
                                                                             Stage              Receivable        Total
                                                                         ----------------------------------------------
    Issuance of common stock to founders                                        $--             $(15,070)         $1,650

    Sale of common stock at $.55 per share,
       net of expenses of $35,164                                                --                    --        164,830

    Issuance of common stock warrants to
    related party for legal services                                             --                    --         75,000

    Sale of common stock warrants to related party                               --              (30,000)         10,000

    Net loss                                                              (168,516)                    --      (168,516)
                                                                          ---------                    --      ---------

    Balance at December 31, 1997                                          (168,516)              (45,070)         82,964
                                                                          ---------              --------         ------


    Issuance of common stock to founders                                         --                    --          4,400

    Sale of common stock at $.55 per share,
         net of expenses of $62,900                                              --                    --        427,095

    Issuance of common stock for research
     and development                                                             --                    --        150,000

    Issuance of common stock warrants to
    related party for legal services                                             --                    --         20,000

    Cash received from sale of common stock warrant                              --                30,000         30,000

    Issuance of common stock warrants in
    connection with sale of bridge notes                                         --                    --        329,625

    Net loss                                                            (1,594,054)                    --     1,594,054)
                                                                        -----------                    --     ----------

    Balance at December 31, 1998                                        (1,762,570)              (15,070)      (549,970)
                                                                        -----------              --------      ---------

    Conversion of bridge notes into common stock                                 --                    --        790,625

    Issuance of common stock for research
    and development                                                              --                    --         75,000

    Sale of common stock at $1.14 per share                                      --                    --      1,074,000

    Net loss                                                            (1,547,973)                    --     1,547,973)
                                                                        -----------                    --     ----------

    Balance at December 31, 1999                                       $(3,310,543)             $(15,070)     $(158,318)
                                                                       ------------             ---------     ----------

       The accompanying notes are an integral part of these financal statements.



                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                    (A Development Stage Enterprise)
                                                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY), Continued
                                                          For the period from February 7, 1997 (inception) through December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                              Common Stock                              Additional
                                                                   Shares                    Amount                  Paid-in-Capital
                                                                   -----------------------------------------------------------------
    Issuance of common stock for research

     and development                                                    135,543                   $136                $   74,864

    Issuance of common stock for
     services rendered                                                    8,810                      9                    10,001

    Sale of common stock at $1.14 and $1.38 per
     share for 691,269 and 924,156 shares, respectively               1,615,425                  1,615                 2,058,786

    Issuance of stock options and warrants
     for services rendered                                                   --                     --                    51,357

    Net loss                                                                 --                     --                        --
                                                                             --                     --                        --

    Balance at December 31, 2000                                     18,803,797                 18,804                 5,345,259
                                                                     ----------                 ------                 ---------

    Issuance of common stock for
     services rendered                                                   12,322                     12                    29,988

    Sale of common stock at $2.44 per share                             164,294                    164                   399,836

    Issuance of stock options and warrants for
     services rendered                                                                              --                    21,012

    Net loss                                                                 --                     --                        --
                                                                             --                     --                        --

    Balance at December 31, 2001                                     18,980,413                 18,980                 5,796,095
                                                                     ----------                 ------                 ---------

    Issuance of common stock in
     accordance with anti-dilution provisions                           164,294                    164                      (164)

    Sale of common stock at $1.22 and $.97 per
      share for102,684 and 385,065 shares, respectively                 487,749                    488                   499,512

    Issuance of stock options and warrants
     for services rendered                                                   --                     --                   595,188

    Net loss                                                                 --                     --                        --
                                                                             --                     --                        --

    Balance at December 31, 2002                                     19,632,456                 19,632                 6,890,631

    Elimination of subscription receivable                                                                               (15,070)

    Sale of common stock at $.97 per share                            1,317,849                  1,318                 1,282,084

    Issuance of stock options and warrants
     for services rendered                                                                                               691,377

    Issuance of common stock in accordance with
      antidilution provisions                                           107,822                    108                      (108)

    Exercise of warrants                                                480,274                    480                      (480)
    Issuance of common shares to shareholders of company
      acquired in reverse acquisition                                 1,133,600                  1,134                    (1,134)
    Net assets acquired in reverse acquistion                                                                             20,584
    Sale of common stock for cash at $1.375 per share, net            5,486,027                  5,486                 6,702,924
    Conversion of Bridge Loan at $1.375 per share                       200,000                    200                   274,800
    Issuance of common stock for offering services                    1,212,073                  1,212                    (1,212)

    Net loss                                                                 --                     --                        --
                                                                             --                     --                        --

    Balance at December 31, 2003                                     29,570,100                $29,570               $15,844,396
                                                                     ==========                =======               ===========


                                                                     29,570,100

                                                                        Deficit
                                                                    Accumulated
                                                                     During the                  Stock
                                                                    Development           Subscription
                                                                          Stage             Receivable                     Total
                                                                   ------------------------------------------------------------
    Issuance of common stock for research
     and development                                               $         --                    $--             $      75,000

    Issuance of common stock for
     services rendered                                                        -                      -                    10,010

    Sale of common stock at $1.14 and $1.38 per
     share for 691,269 and 924,156 shares, respectively                       -                      -                 2,060,401
                                                                                                                               -
    Issuance of stock options and warrants                                                                                     -
     for services rendered                                                    -                      -                    51,357
                                                                                                                              --
    Net loss                                                         (1,446,203)                    --                (1,446,203)
                                                                    -----------                     --               -----------

    Balance at December 31, 2000                                     (4,756,746)               (15,070)                  592,247
                                                                    -----------                --------                  -------

    Issuance of common stock for
     services rendered                                                       --                     --                    30,000

    Sale of common stock at $2.44 per share                                  --                     --                   400,000
                                                                                                                              --
    Issuance of stock options and warrants for                                                                                --
     services rendered                                                       --                     --                    21,012
                                                                                                                              --
    Net loss                                                         (1,675,158)                    --                (1,675,158)
                                                                    -----------                -------               -----------

    Balance at December 31, 2001                                     (6,431,904)               (15,070)                 (631,899)
                                                                    -----------                --------                ---------

    Issuance of common stock in
     accordance with anti-dilution provisions                                --                     --                        --

    Sale of common stock at $1.22 and $.97 per
      share for102,684 and 385,065 shares, respectively                      --                     --                   500,000

    Issuance of stock options and warrants
     for services rendered                                                   --                     --                   595,188

    Net loss                                                         (1,511,997)                    --                (1,511,997)
                                                                    -----------                     --               -----------

    Balance at December 31, 2002                                     (7,943,901)               (15,070)               (1,048,708)

    Elimination of subscription receivable                                                      15,070                        --

    Sale of common stock at $.97 per share                                   --                     --                 1,283,402

    Issuance of stock options and warrants
     for services rendered                                                                                               691,377

    Issuance of common stock in accordance with                                                                               --
      antidilution provisions                                                                                                 --
                                                                                                                              --
    Exercise of warrants                                                                                                      --
    Issuance of common shares to shareholders of company
      acquired in reverse acquisition                                                                                         --
    Net assets acquired in reverse acquistion                                                                             20,584
    Sale of common stock for cash at $1.375 per share, net                                                             6,708,410
    Conversion of Bridge Loan at $1.375 per share                                                                        275,000
    Issuance of common stock for offering services                                                                            --

    Net loss                                                         (2,375,919)                    --                (2,375,919)
                                                                    -----------               --------               -----------

    Balance at December 31, 2003                                   $(10,319,820)              $      -                $5,554,146
                                                                   =============              ========                ==========

      The accompanying notes are an integral part of these financial statements.

                                                                                    OMNICORDER TECHNOLOGIES, INC.
                                                                                 (A Development Stage Enterprise)

                                                                                        STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                  For the Period
                                                                                                 from February 7,
                                                                                                 1997 (inception)
                                                                 For the Years Ended                 through
                                                                    December 31,                   December 31,
                                                                2003                2002               2003
                                                           ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (2,375,919)       $ (1,511,997)        $(10,319,820)
                                                           ------------        ------------         ------------
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization                                165,132             162,496              618,353
   Loss on disposal of net assets                                20,584                  --               20,584
   Unrealized loss  from foreign
      currency transactions                                       4,778              16,096               19,271
   Warrants issued to related party for
      legal services                                                 --                  --               95,000
   Issuance of stock options and warrants
      for services rendered                                     691,377             595,188            1,358,934
   Issuance of common stock for services
      rendered                                                       --                  --               40,010
   Issuance of common stock for research
      and development                                                --                  --              300,000
   Amortization of original issue discount                           --                  --              329,625
   Amortization of deferred financing costs                          --                  --              188,125

   Changes in operating assets and liabilities:
   Prepaid expenses                                            (126,321)            (39,847)            (198,162)
   Security deposit                                                 (85)             (1,203)              (3,538)
   Accounts payable and accrued expenses                        (68,260)            113,892              753,325
   Deferred officers salaries                                    95,519             187,242              979,632
                                                           ------------        ------------         ------------
     NET CASH USED IN OPERATING ACTIVITIES                   (1,593,195)           (478,133)          (5,818,661)
                                                           ------------        ------------         ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchases of property and equipment                          (72,144)             (6,945)            (889,595)
                                                           ------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                     7,991,812             500,000           12,624,188
   Proceeds from issuance of warrants                                --                  --               40,000
   Issuance of bridge note payable                              275,000                  --            1,025,000
   Payment of deferred financing costs                               --                  --             (147,500)
   Proceeds (repayment) of notes payable                         69,499             (40,259)             (17,178)
                                                           ------------        ------------         ------------

     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                              8,336,311             459,741           13,524,510
                                                           ------------        ------------         ------------

      NET INCREASE (DECREASE)  IN CASH                        6,670,972             (25,337)           6,816,254

CASH AND CASH EQUIVALENTS  - Beginning                          145,282             170,619                   --
                                                           ------------        ------------         ------------

CASH AND CASH EQUIVALENTS  - Ending                        $  6,816,254        $    145,282        $   6,816,254
                                                           ============        ============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Cash paid during the periods for:

     Interest                                              $     11,008        $      1,842        $     956,761
     Income Taxes                                          $      1,867        $      1,867        $       4,509

   Noncash financing activies:

     Conversion of bridge notes                            $    275,000        $         --        $   1,065,625
     Conversion of accounts payable to notes payable       $         --        $     70,736        $     237,861

   The accompanying notes are an integral part of these financial statements.


NOTE 1 - Organization and Business

       OmniCorder Technologies, Inc. (the "Company") was incorporated in the State of Delaware on February 7, 1997, to develop and commercialize an advanced digital imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease through its lead product, the BioScanIR System ("System").

       In December 1999, the Company received FDA Section 510(k) market clearance, which permits marketing, throughout the United States, of the BioScanIR System, an adjunctive method to detect breast cancer and other diseases affecting the perfusion of blood in tissue and organs. In August 2003, the Company received CE mark clearance to market its BioScanIR System throughout the European Union. The Company believes that it will generate revenues from the sale of licenses, user fees and sale of the medical device to commercial, institutional and clinical customers to use its technology for cancer and vascular disease applications throughout the United States and Europe. However, there is no assurance that the Company will be able to generate any revenues.

       REVERSE ACQUISITION:

       On December 19, 2003, the Company completed a "reverse acquisition" transaction with Promos, Inc. ("Promos") in which Promos acquired all the assets and assumed all the liabilities of the Company, in consideration for the issuance of a majority of Promos' shares of common stock. The reverse acquisition was completed pursuant to an Agreement of Purchase and Sale, dated as of December 19, 2003. On December 29, 2003, the Company subsequently merged into a newly formed Delaware corporation under the original name of the accounting acquirer, OmniCorder Technologies, Inc. Subsequent to this transaction, the original shareholders of the Company owned 95% of the outstanding shares of the company and the original Promos shareholders owned 5% before the impact of the concurrent private placement. For accounting purposes, the Company is deemed to be the acquirer in the reverse acquisition transaction. Consequently the assets and liabilities and the historical operations reflected in the financial statements are those of the Company and are recorded at the historical cost basis of the Company. Immediately following the reverse acquisition transaction, the net assets of Promos, Inc. were sold to its former President for no monetary consideration and her indemnification of the Company against any potential liabilities from its acquisition of the historical Promos operations. These net assets were recorded as held for sale upon the completion of the reverse acquisition. A net loss of $20,584 on the sale is included in the results of operations in interest and other expenses for the year ended December 31, 2003.

       Since the reverse acquisition transaction is in substance a recapitalization of the Company and not business combination pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying statements of operations.

       Following the completion of the reverse acquisition, the December 19, 2003 private offering (Note 7), related stock purchase and payment of equity-based transaction fees, the shareholders of the Company owned 21,538,400 shares, or 72.8% of the outstanding shares of Promos' common stock. The Company filed a Certificate of Dissolution on December

       29, 2003 with the Delaware Secretary of State and promptly thereafter, in accordance with the tax-free reorganization provisions of Internal Revenue Code Section 368(a) (1) (C), liquidated the shares of Promos' common stock it received in the reverse acquisition transaction to its stockholders in proportion to their respective interests in OmniCorder Technologies, Inc. The consideration and other terms of these transactions were determined as a result of arm's-length negotiations between the parties.

       As more fully described in Note 7, all share and per share amounts have been retroactively restated in all periods for the effect of the reverse acquisition.

NOTE 2 - Summary of Significant Accounting Policies

       Basis of Presentation

       The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's primary activities since inception have been securing technology licenses, the research and development of its technology and the commercial development of its BioScanIR System including negotiating strategic alliances, securing production component purchase agreements including customized infrared cameras and related components, and securing FDA clearance, UL and CE approval and raising capital.

       Management's Liquidity Plans

       The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through December 31, 2003 of $10,319,820. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 7, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised. These warrants contain a cashless exercise provision. As of December 31, 2003, the Company had cash balances and working capital of $6,816,254 and $5,279,367, respectively and total stockholders' equity of $5,554,146. At March 31, 2004, the Company has approximately $5,550,000 in cash balances (Unaudited). Management believes that it has adequate cash resources, based upon its current operating plan and condition, to sustain its operations through December 31, 2004, as described below.

       The BioScanIR System has received FDA Section 510(k) clearance permitting its sale in the US, and CE mark approval permitting its sale in Europe.

       The Company has commenced its principal commercial operations, which includes production of systems and commencing commercial sales activities, but has not generated any material firm orders or revenues to date. The Company delivered its first production unit for test and evaluation to the Bergamo Hospital in 2004, and as of March 31, 2004 has five fully functional prototype or commercial units installed in various US and European medical institutions for testing and evaluation. In addition, in August 2003, the Company entered into a research and development contract with the US Department of Defense's Missile Defense Agency to further develop its core sensor technology that is expected to generate $69,800 in revenue for the Company. The Company estimates that this project will be completed in its fiscal quarter ending June 30, 2004. No project related revenue, however, has been recognized to date.

       In order to develop adequate resources to implement its business plan and attain profitable operations, management has raised capital through a series of transactions, including most recently a December 19, 2003 private placement (Note 7), providing $6.7 million in net proceeds, which it believes will be sufficient to support its efforts through December 31, 2004; has and is restructuring past due accounts payable and accrued expenses through the issuance of common stock, made cash settlements of certain liabilities and arrangement of payment plans with a principal vendor of the Company, as well as continuing to defer payment of certain officers' prior years' compensation. . The Company may need to raise capital through the future issuance of stock, debentures or other forms of traditional asset-based financing in order to develop, and expand and support its business. Management is currently investigating additional financing alternatives including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the company, and if available, on terms and conditions acceptable to it. The Company has funded its operations since inception through the use of cash obtained principally from third party financing from the issuance of equity and the issuance of equity in exchange for services. The Company's success depends upon many factors including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll-out its BioScanIR System product in sufficient quantities and at profitable revenue levels.

       Use of Estimates

       The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgements associated with deferred income tax valuation allowance and the capitalization and depreciation of long-term assets. Actual results could differ from those estimates.

       Employee Benefit Plans

       The Company provides medical insurance coverage to eligible employees through a third party provider. Employees pay a percentage of the associated premium. Other than medical plans and Stock Based Compensation Plans described below, the company does not provide any other employee benefit plans

       Cash and Cash Equivalents

       For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

       Concentration of Credit Risk

       The Company maintains cash and cash equivalents with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at each institution. At times, such amounts may exceed the FDIC limits. At December 31, 2003 the uninsured cash balance at one bank was approximately $6.8 million.

       Property and Equipment

       Property and equipment are recorded at cost and depreciated, using the straight-line method, over the estimated useful lives of the related assets, generally five to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gain or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

       Software Development Costs

       Software development costs have been charged to operations as incurred since technological feasibility for the Company's computer software is generally based upon achievement of a detail program design, free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. These costs are included in research and development in the accompanying financial statements.

       Research and Development

       Research and development costs have been charged to operations as incurred.

       Revenue Recognition

       The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at that time. For specific discussion of these activities, see the "Summary of Significant Accounting Policies-Basis of Presentation." Based upon its circumstances at the time, the Company will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to its business practices, as follows:

      1. Licensing-The Company intends to License its technology to medical and diagnostic facilities. Under this assumption, the company would charge a one-time up-front licensing fee for the non-exclusive software license, installation of the System on site and training of personnel. In addition, in the therapy and diagnostic market the Company would charge a variable transaction fee per patient use. The company projects that the System would have a five-year life. Under this method a portion of the license fee would be recognized upon execution of the contract and evidence of acceptance of the unit by the customer. The remainder of the license fee would be recognized ratably over the remaining life of the license. During the license period, the company would be obligated to provide the customer with software upgrades to maintain the level of service promised, or to the current state of the art, as appropriate. A separate service and maintenance agreement ("SMA") would be made available for the hardware components of the System. This revenue would be deferred and earned ratably over the life of the specific SMA. Special software applications and services performed on a time and material basis would be recognized as completed. Systems licensed to customers would be depreciated on a straight-line basis over their estimated five-year useful life. Major improvements to System would be capitalized as part of the cost of the System and included in depreciation over the remainder of its useful life.

      2. Rental/Lease-Under this assumption, the Company intends to enter into rental agreements with end-users for various periods of time. Under the this arrangement the company would provide the user with a non-exclusive right to use software license, software and hardware service and upgrades as required to provide the level of services contracted for. This arrangement would require a security deposit which would be included as a security deposit liability on the balance sheet, and monthly rental income to be earned for the period of service and the passage of time. Systems rented or leased to customers would be depreciated on a straight-line basis over their estimated five-year useful life. Major improvements to a System would be capitalized as part of the cost of the System and included in depreciation over the remainder of its useful life.

      3. Sale-Under this assumption, the Company intends to sell Systems to medical, diagnostic or any other end user. These contracts may be for single or multiple units. The company intends to recognize revenue associated with single or multiple unit contracts upon shipment and acceptance of each specific unit by the end-user. The Company intends to provide a warranty period. That portion of the sales price ascribed to the warranty would be deferred and amortized ratably to revenue over the corresponding revenue period.

      4. Development contracts-Under this assumption, the Company intends to engage in research and development contracts or other specialized arrangements with specific customers. While each project may vary, it is assumed that each would have milestones in the development or delivery process for which stipulated amounts of the contract value would be earned. The company intends to recognize revenues as milestones are achieved and upon substantial evidence of acceptance by the customer.

      Systems on hand, arising from the perspective applications of the foregoing accounting policies, either newly constructed or which may have been previously licensed or leased to customers, would be maintained in inventory at cost determined on a first-in, first out method, or at depreciated cost (if previously licensed or leased); in all cases at the lower of cost or market.

      Patents

      Patent costs have been charged to operations as incurred as their realizability was uncertain. These costs are included in research and development in the accompanying financial statements.

      Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefits to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

      Foreign Currency Transactions

      The Company entered into exclusive agreement with a Germany manufacturer to manufacture the BioScanIR Sytem, payable in Euro dollars. The translation from Euro dollars to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for operations accounts using the actual rate at the time of the transaction. The Company incurred transaction losses of $ 4,778, $16,096, and $19,271 resulting from foreign currency transactions included in interest and other expenses for the years ended December 31, 2003 and 2002 and for the period from February 7, 1997 (inception) to December 31, 2003, respectively in the accompanying financial statements.

      Loss Per Common Share

      Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.

      Stock options and warrants to purchase approximately 4,232,296 and 7,356,851 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, with exercise prices ranging from $.55 to $2.43 per share which could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted earnings per share due to losses for all periods. The inclusion of such stock options and warrants would have been antidilutive.

      Stock-Based Compensation

      In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation
      - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation". No compensation expense has been recognized for options granted toe employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

       The pro forma information is as follows:






                                         For the Years Ended December 31,
                                           2003                   2002
                                       ----------------  ------------------
 Net loss as reported                   $(2,375,919)        $(1,511,997)

 Deduct:
   Total stock-based employee
   compensation expense
   determined under fair value-
   based method for all awards             (435,706)            (93,795)
                                           ---------            --------

 Pro forma net loss                     $(2,811,625)        $(1,605,792)
                                         ===========         ===========

 Basic and diluted net loss per
   share as reported                         $(0.11)             $(0.08)
                                             ======              ======

 Basic and diluted pro forma net
   loss per share                             $(.13)              $(.08)
                                              =====               =====

       The fair value of the Company's options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:


                                                                                             Cumulative for the
                                                                                          period February 7, 1997
                                                                                          (inception) through
                                                                                                December 31,

                                                 For the Years Ended December 31,

                                                  2003                   2002                       2003
                                            ------------------- -------------------------- -------------------------

       Expected life (years)                      5.3                    3.7                        6.4
       Risk free interest rate                    3.25%                  3.97%                      3.92%
       Volatility                                  77%                 130.73%                     84.9%


       The weighted average fair value of options at the date of grant using the Black-Scholes fair value based methodology at December 31, 2003 and 2002 is estimated at $1.31 and $1.14, respectively.


       Impact of Recently Issued Accounting Standards

       In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than at date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

       In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

       In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements, " provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - and Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interest. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after December 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below for hedging relationships designated after June 30, 2003, the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations.

       Impact of Recently Issued Accounting Standards, continued

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 addresses certain financial instruments that, under previous guidance could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligation to repurchase the issuer's equity shares by transferring assets, and 3) obligation to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

       Fair Value of Financial Instruments

       SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments is a reasonable estimate of fair value.

       Reclassifications

       Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income

NOTE 3 - Property and Equipment

      Property and equipment consists of the following:

                                           December         December 31,
                                             2003              2002
                                          --------------- ---------------

 Research and development equipment           $856,093        $789,710
 Office equipment                               22,497          22,497
 Furniture and fixtures                         11,004           5,243
                                            ----------     -----------
                                               889,594         817,450

 Less:  accumulated depreciation               618,353         453,221
                                             ---------       ---------

                                              $271,241        $364,229
                                              ========        ========

     Depreciation and amortization expenses charged to operations for the years ended December 31, 2003 and 2002 and for the period February 7, 1997 (inception) to December 31, 2003 was $165,132, $162,496 and $618,353,
     respectively.

NOTE 4 - Notes Payable

      The Company financed its annual insurance premiums over a nine-month period with two financing companies through two notes payable. The notes payable balances at December 31, 2003 and 2002 were $159,627 and $51,360, respectively. The balance as of December 31, 2003 and 2002 is due in monthly installments approximating $20,766 and $7,880, including interest at the rates of 5.0 % and 7.75% per annum through August 2004.

      In September 2001, the Company converted its accounts payable balance due to a vendor into a note payable. The balance at December 31, 2003 and 2002 amounted to $ 80,325 and $114,315, respectively, which is due in monthly installments of $12,930, including interest at the rate of 8% per annum commencing in June 2003 through May 2004.

NOTE 5 - Income Taxes

      The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred assets are as follows:

                                              December 31,      December 31,
                                                  2003              2002
                                             --------------------------------

       Deferred tax assets(liabilities):

           Net operating loss carryforward     $ 3,807,000      $  2,857,000
       Property and Equipment                      (30,000)          (21,000)
       Accrued Expenses                            481,000           485,000
           Valuation allowance                  (4,258,000)       (3,321,000)
                                              -------------    -------------
               Net Deferred Tax Asset          $        --      $         --
                                               ============     ============

       The Company has recorded a full valuation allowance against its deferred tax assets since management believes that based upon current available objective evidence it is not more likely than not that the deferred tax asset will be realized. The Company's effective tax rate differs from the federal statutory rate as a result of the change in the valuation allowance.

       The change in the valuation allowance for deferred tax assets are summarized as follows:

                                     Years Ended December 31,
                                     2003                2002

       Beginning Balance          $3,321,000            $2,332,000
       Change in Allowance           937,000               989,000
                                  ----------          ------------

       Ending Balance             $4,258,000            $3,321,000
                                  ==========          ============

       As of December 31, 2003 and 2002, the Company has net operating loss carryforwards of $9,518,000 and $7,142,000, respectively, available to offset future taxable income. These carryforwards will expire at various dates through 2024. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a change of control of a company. The Company has not performed an evaluation whether a change of control has taken place and as such, utilization of its net operating losses may be subject to substantial limitation in future periods.

NOTE 6 - Accounts Payable, Accrued Expenses and Deferred Officers Salaries

       The Company has incurred legal fees of $544,178 since inception to a former law firm in which a former director of the Company is a partner. The Company had an accounts payable balance of $320,297 due to the law firm at December 31, 2002. The balance was settled in full for a payment of $200,000 in March 2004. This liability, included in accrued expenses, was reduced to $200,000 as of December 31, 2003 in the accompanying balance sheet, and legal expense was reduced by $120,297 for the year ended December 31, 2003. Deferred officers salaries represents payroll amounts forgone by the CEO and former CFO which aggregated $979,632 and $884,113 at December 31, 2003 and 2002 respectively. (See Note 10, Litigation).

NOTE 7 - Stockholders' Equity (Deficiency)

       Initial Capitalization and Founders' Shares

       In February 1997 and March 1998, the Company issued to its founders 10,301,259 and 2,710,858 shares of common stock, respectively, for an aggregate of $6,050 including technology rights (valued at $4,400) transferred to the Company.

       Stock Splits and Reverse Acquisition

       In August 1998, the Company's board of directors approved a 2.2 for 1 stock split on its common stock and in June 2001, the Company's board of directors approved a 3 for 1 stock split on its common stock. On December 19, 2003, the company completed the reverse acquisition transaction with Promos, Inc. This resulted in the issuance of 2.054 shares of Promos, Inc. (subsequently renamed OmniCorder Technologies, Inc.) for each outstanding share of the original OmniCorder, and the corresponding adjustment of the number of options and warrants and their exercise prices. All share information in the accompanying financial statements have been retroactively restated to reflect such stock splits and the reverse acquisition.

       Private Placements

       In October 1997, the Company commenced a private placement of shares of common stock at a price of $.55 per share. The placement agent received a commission of 5% of the aggregate purchase price of the common stock placed, and was granted warrants with a five year term to purchase 76,810 shares of common stock on August 31, 1998, at an exercise price of $.55 per share, which expired on August 31, 2003. The Company issued 1,246,976 shares of its common stock at $.55 per share, which related to this private placement, from October 1997 through May 1998 for net proceeds of $591,925.

       In April 1999, the Company issued 945,282 shares of common stock at a price of $1.14 per share for aggregate proceeds of $1,074,000. The Company's former chief financial officer purchased 184,831 of these shares.

       In 2000, the Company issued 1,615,425 shares of common stock to various investors for aggregate proceeds of $2,060,401.

       In 2001, the Company issued 164,294 shares of common stock to various investors for aggregate proceeds of $400,000.

NOTE 7 - Stockholders' Equity (Deficiency)

       In 2002, the Company issued 487,749 shares of common stock for aggregate proceeds of $500,000. Additionally, the Company issued 164,294 shares of common stock to the stockholders who participated in the 2001 private placement in accordance with the anti-dilution provisions of the subscription agreements. In October 2003, the Company issued to these stockholders an additional 107,822 shares of common stock based on the anti-dilution provisions of the subscription agreements.

       In 2003, the Company issued 1,317,849 shares of common stock to various investors for aggregate proceeds of $1,238,402 at $.97 per share. Concurrent with the closing of the reverse acquisition on December 19, 2003, the Company completed a private offering of 5,686,027 (including the issuance of 200,000 common shares upon the conversion of the $275,000 Bridge Promissory Note) shares common stock at a price of $1.375 per share, with gross proceeds of $7,820,405. Promos also issued warrants to three investors to purchase an aggregate of 218,189 shares of its common stock at an exercise price of $1.50 per share for a three-year period. Prior to the completion of the reverse acquisition, Promos redeemed and cancelled 1,135,300 shares of its outstanding common stock from seven existing stockholders for a total cash consideration of $10. At the time of the completion of the reverse acquisition, private offering, related stock purchase and payment of equity-based transaction fees, OmniCorder had 29,570,100 outstanding shares of common stock, warrants to purchase 1,450,397 shares and stock options to purchase 2,781,899 shares of common stock.

       In connection with the private offering and reverse acquisition, the Company incurred cash transaction expenses which reduced the proceeds as follows: (i) placement agent fees associated with the private offering of approximately $289,000, which included reimbursement expenses were paid on closing; (ii) investor and financial relations services fees associated with the reverse acquisition of approximately $135,000 and
       (iii) legal fees and reimbursement expenses associated with the reverse acquisition of approximately $223,000.

       As part of the transaction, the Company purchased and distributed to its shareholders as part of the reverse acquisition purchase of 7,764,700 shares of Promos common stock for a consideration of $180,000 from a former director of Promos. This payment has been reflected as a reduction of the proceeds of the December 19, 2003 private placement. In the transaction, 13,773,700 shares held by Promos shareholders were redeemed and distributed to shareholders of the Company, and an aggregate of 1,135,300 shares of Promos common stock from seven unaffiliated and existing stockholders were cancelled.

       In addition, the Company issued 1,212,073 of its common stock to the placement agent and its financial advisors in connection with the private offering and reverse acquisition.

       Warrants

       In 1997, the Company received $40,000 from the sale of stock warrants, to a former director of the Company who is a partner at the Company's former law firm. These warrants entitled the holder to purchase up to $180,000 of any securities the Company may issue through January 6, 2004, on the same terms and conditions as those issued. In October 2003, these warrants were exercised on a cashless basis and the Company issued 142,304 shares of common stock.

NOTE 7 - Stockholders' Equity (Deficiency)

       In 1997 the Company issued warrants to a law firm in which a former director of the Company is a partner, in consideration for the deferral of payment of legal fees. The warrants entitled the Company's former legal counsel to purchase up to $427,500 of any securities sold by the Company to outside investors at the same prices as sold to such investors through January 6, 2004 (as to $337,500 worth of such securities) and through February 15, 2004 (as to $90,000 worth of such securities). The estimated fair value of the warrants was $95,000, of which $75,000 and $20,000 was charged to general and administrative expense for the period February 7, 1997 (inception) to December 31, 1997 and the year ended December 31, 1998. In October 2003, these warrants were exercised on a cashless basis and the Company issued 337,970 shares of common stock.

       For the years ended December 31, 2003 and 2002, the Company issued warrants to purchase an aggregate of 1,450,397 and 3,183,229 common shares, respectively.

       Bridge Financing

       On August 31, 1998, the Company sold an aggregate of $750,000 of 10% Exchangeable Senior Bridge Notes ("Bridge Notes") to accredited investors. The net proceeds of the Bridge Notes were approximately $602,500 after the payment of offering costs of $147,500. The Company issued warrants to purchase 1,540,260 shares of common stock at an exercise price of $.97 per share. Included in the Bridge Financing is $150,000 of Bridge Notes and 308,052 warrants with related parties. The Company allocated $329,625 of the gross proceeds to the Bridge Warrants based on estimated fair value, which resulted in $329,625 of original issue discount and a corresponding amount of additional paid-in capital. In March 1999, the Company exercised its option to convert the Bridge Notes and accrued interest into common stock at a conversion price of $.55 per share. The Company issued 1,443,015 shares of its common stock in conjunction with the conversion. As a result of the Bridge Notes conversion, the amount of convertible warrants was reduced by half to 770,130 shares of warrants to purchase common stock. These warrants expired unexercised on August 31, 2003.

       On November 20, 2003, the Company entered into a one-year Bridge Promissory Note in the amount of $275,000 bearing interest at 1%. By its terms, this note was automatically converted into 200,000 common shares of the Company at $1.375 per share as part of the December 19, 2003 private placement.

NOTE 8 - Stock Option Plan and Warrants

       In 1998, the Company adopted a stock option plan under which it may grant qualified and nonqualified options to purchase up to 4,435,500 shares of common stock to employees and consultants, as amended on February 26, 2004. Qualified options shall be exercisable for a period of up to ten years from the date of the grant at no less than the fair value of the common stock on the date of grant. The term of such options shall be five years from the date of grant for stockholders who own more than ten percent of the voting power of all classes of stock of the Company at the date of grant, and shall be exercisable for no less than 110% of fair value on the date of grant for such holders.

       A summary of activity under the stock option plan is as follows:


                                                  December 31,                     December 31,
                                                      2003                             2002
                                         -------------------------------- -------------------------------
                                                            Weighted                        Weighted
                                                             Average                         Average
                                                            Exercise                        Exercise
                                             Shares           Price          Shares           Price
                                         --------------- ---------------- -------------- ----------------
 Outstanding, beginning
   of year                                4,173,622             $1.15         3,765,355        $  1.13
 Options granted                          1,267,794               .98           709,546           1.66

 Options forfeited                       (2,536,295)             1.16          (301,279)          1.69
                                         ----------            ------        ----------           ----

 Outstanding, end of year                 2,781,899            $  .96         4,173,622        $  1.15
                                          =========            ======         =========        =======

 Exercisable, end of year                 2,384,107             $1.07         3,691,085        $  1.12
                                          =========             =====         =========        =======

       The following table summarizes stock option information as of December 31, 2003:


                                     Options Outstanding
                              -----------------------------------
                                                                        Options
                                    Number             Weighted  --------------------
                                Outstanding          Average       Number Exercisable
                                      at            Remaining              at
          Exercise               December 31,      Contractual        December 31,
           Prices                    2003              Life               2003
----------------------------- ------------------- --------------- ---------------------
           $ .55                         243,977            4.27               243,977

            $.97                       1,464,469            4.49             1,137,528
           $1.13                         649,127            3.17               649,127
           $1.38                          41,864            1.89                21,841
           $2.43                         132,462            1.55                81,634
           $1.375                        250,000            9.75               250,000
                                         -------            ----               -------
           Total                      $2,781,899            4.46            $2,384,107
                                      ===========           ====            ==========

       The Company had granted a total of 2,538,348 shares of stock options to its former chief financial officer during his employment with the Company. Upon expiration of a 90-day period subsequent to the termination of the former chief financial officer's employment, effective on February 28, 2003, 2,464,416 shares of stock options were forfeited. However, this former chief financial officer will retain non-qualified stock options to purchase 73,932 shares of common stock that were granted to him in his capacity as a director, and which expire on February 28, 2008 (See Note 10, Litigation).

       A summary of stock warrant activity is as follows:


                                                      December 31,                     December 31,
                                                          2003                             2002
                                            ---------------------------------- ------------------------------
                                                                 Weighted                        Weighted
                                                                  Average                        Average
                                                                 Exercise                        Exercise
                                                 Shares            Price          Shares          Price
                                            ----------------- ---------------- -------------- ---------------

Outstanding, beginning of year                   3,183,229          $.65         1,951,021           $0.48
Warrants granted                                   218,189          1.50         1,232,208             .97

Warrants exercised                              (1,104,081)          .55               --               --
Warrants expired                                  (846,940)          .94               --               --
                                                  ---------      -------           ------            -----

Outstanding, end of year                         1,450,397         $1.05         3,183,229             .67
                                                 =========         =====         =========           =====

Exercisable, end of year                         1,450,397         $1.05         2,936,787            $.64
                                                 =========         =====         =========            ====


       The warrants that were exercised in 2003 contained cashless exercise provisions. Consequently no cash proceeds resulted.

       The following table summarizes warrants information as of December 31, 2003:


                                         Warrants Outstanding
                        -------------------------------------------------------
                               Number            Weighted          Weighted          Warrants
                                                  Average                             Number
                           Outstanding at        Remaining         Average        Exercisable at
                            December 31,        Contractual       Exercise         December 31,
Exercise Prices                 2003               Life             Price              2003
----------------------- --------------------- ---------------- ---------------- -------------------

        $1.50                    218,189             2.97            $1.50            218,189
         $.97                  1,232,208             8.68              .97          1,232,208
                             -----------             ----          -------         ----------
                               1,450,397             7.31            $1.05          1,450,397
                             ===========             ====            =====         ==========


       During the year ended December 31, 2002, the Company issued warrants to purchase 1,026,840 shares of common stock at $.97 per share to a consultant for services rendered, of which 400,000 were earned in 2002, and the remainder in 2003. The Company recorded a charge to operations of approximately $473,000 for the fair value of the warrants earned in 2002. For the year ended December 31, 2003, the Company issued additional warrants to purchase 205,368 shares of common stock at $.97 per share to another consultant for services rendered, all of which were earned in 2003. The company recorded a charge to operations of approximately $236,000 for the fair value of the warrants earned in 2003. These warrants contain provisions for cashless exercise. As of December 31, 2003, these warrants are fully vested and are exercisable through September 1, 2012.

       The Company issued warrants to purchase 218,189 shares of its common stock to lead investors in its December 19, 2003 Private Placement (Note
       7). These warrants were immediately exercisable at $1.50 per share through December 19, 2006.

NOTE 9 - License Agreements

       Technology License Agreement

       In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997 with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company is contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a twelve month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company will also be obligated to pay this shareholder a royalty of $300 for each device installed at client's site based only on installations at which the Company derived revenues from the licensed technology.

       Caltech License Agreement

       In September 1997, the Company entered into an option agreement with the California Institute of Technology ("Caltech"), which grants the Company the right to enter into an exclusive license to exploit Caltech's infrared radiation detection technology in the field of detection of infrared radiation for commercial medical applications. In addition, the Company has the right to sublicense this technology. The Company is obligated to pay Caltech a royalty based on revenues derived from licensed products and services and from sublicenses. As of December 31, 2003, the Company has issued Caltech 542,172 shares of its common stock in connection with the license agreement. The license may be cancelled at Caltech's option if it has not received minimum license fees of $10,000 in any one-year period commencing June 30, 1999. The license continues in effect through December 31, 2005.

       While in effect, the agreement requires that the Company pay 50% of all attorney fees in connection with preparation, filing and prosecution, issuance and maintenance of the licensed patent rights in the United States. The Company is also obligated to pay 100% of patent costs in foreign jurisdictions.

       The Lockheed Martin License Agreement

       The Company has entered into an exclusive licensing agreement with Lockheed Martin Corporation ("Lockheed") as of September 18, 1998. Pursuant to this agreement, the Company was given the exclusive license to exploit, worldwide, all biomedical applications of certain enhanced infrared detector technologies know as Enhanced Quantum Well Infrared Photodetectors ("EQWIP").

       The EQWIP technology is protected by a patent owned by Lockheed. In order to maintain exclusivity, the Company is subject to a number of milestones it must meet relating to royalty generation, development of markets and territories, utilization of the EQWIP technology in certain percentages of the Company's installed base of diagnostic equipment and required levels of royalty generating installations. As of December 31, 2003, the Company was not subject to the minimum number of royalty generating installations specified in the exclusive license agreement. This minimum requirement is predicated on the performance of a third party manufacturer to provide a product using EQWIP technology. As of December 31, 2003, no third party manufacturer has provided a product using this technology.

       The Company has also agreed to license back to Lockheed any improvements the Company makes to the EQWIP technology for applications in which the Company does not retain exclusivity. Under certain conditions, the Company may sublicense its rights to develop specific territories and markets to third parties, subject to consent of Lockheed. The Company is entitled to utilize any improvements to the EQWIP technology developed by Lockheed.

NOTE 10 - Commitments and Contingencies

       Capital Expenditures

       The Company has committed to purchase three units of medical high-speed infrared camera system from a German vendor for 70,800 Euros per unit, which converted into U.S. dollars approximates $257,000 as of March 31, 2004. These cameras represent the most current technology and replace the Company's order for previous generation units. These cameras utilize the EQWIP technology referred to in Note 9, of which the Company is the exclusive licensee.

       Clinical Study Agreement

       In 2000, the Company entered into an agreement with a medical institution to conduct a clinical study of the BioScanIR system as an auxiliary imaging modality in assessment of patients with cancer. The Company will provide a non-exclusive, non-royalty bearing license to the medical institution, for the duration of this agreement. The Company charged research and development expenses in the amount of $-0- and $27,900 for the years ended December 31, 2003 and 2002, and $118,000 for the period from February 7, 1997 (inception) to December 31, 2003, respectively.

       Operating Lease Commitments

       The Company leases facilities under two leases and a short-term office suite arrangement, which expire over various months through May 31, 2005.

       Future annual minimum lease payments under noncancelable operating leases and arrangements as of December 31, 2003 are as follows:

                For the Year Ending
                    December 31,                Amount
               ----------------------- ---------------------------

                        2004                     $ 48,800
                        2005                       14,700
                                                   ------

                       Total                     $ 63,500
                                                 ========

       Rent expense charged to operations for the years ended December 31, 2003 and December 31, 2002 and for period February 7, 1997 (inception) to December 31, 2003 amounted to $31,714, $34,595 and $121,659, respectively.

       Litigation

       On March 8, 2003, the Company's former Chief Financial Officer ("CFO"), filed a declaratory judgment action against the Company in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options as well as approximately $462,000 in deferred salary. While the ultimate outcome of this matter cannot presently be determined with certainty, the Company believes these claims are without merit and intends to vigorously defend the claims in this lawsuit. Management of the Company believes that its provision for such in the accompanying financial statements is adequate at December 31, 2003. The Company does not believe that this litigation will have a material adverse effect on the business, financial condition, liquidity or operating results of the Company.

       Employment Agreement

       In December 2003, the Company entered into a five-year employment agreement with its CEO and President, which provides for an annual salary of $180,000 with annual cost of living increases and an annual performance bonus at the discretion of the board of directors or compensation committee. Pursuant to his agreement, he has been granted ten year incentive stock options to purchase 250,000 shares of common stock at $1.375 per share, which vested upon granting. He is also entitled to payment of deferred salary of approximately $647,000, which is included in accrued expenses in the accompanying financial statements.

NOTE 11 - Related Party Transactions

       The Company purchases its Directors and Officers and General Liability Insurance policies from a company in which a member of its Board of Directors is the Chairman. Policy premiums for the 2003/2004 policy years approximated $223,000.

NOTE 12 - Public Offering Costs

       The Company discontinued its efforts to pursue an initial public offering in April 1999. The Company expensed $501,992 of costs incurred in connection with its proposed initial public offering in the year ended December 31, 1998.