Form 10QSB
period 2004-03-31
OMNICORDER TECHNOLOGIES INC
filed 2004-05-21
CIK 1096182

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                 _______________

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL QUARTER ENDED MARCH 31, 2004     COMMISSION FILE NUMBER:  0-27943

                                 _______________




                          OMNICORDER TECHNOLOGIES, INC.


                (Exact name of small business issuer as specified
                                 in its charter)



               Delaware                                       11-3386214
    --------------------------------                      ---------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


         12-8 Technology Drive
        East Setauket, New York                               11733-4049
    --------------------------------                      ---------------------
         (Address of principal                                (Zip Code)
          executive offices)


     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer' s Common Stock as of April 20, 2004 was 29,577,400 shares.


================================================================================

                          OMNICORDER TECHNOLOGIES, INC.

                   MARCH 31, 2004 FORM 10-QSB QUARTERLY REPORT


                                      INDEX

PART I.          Item 1.     Financial  Information                                       1

                             Condensed Balance Sheets                                     1

                             Condensed Statements of Operations                           3

                             Condensed Statements of Stockholders' Equity                 4

                             Condensed Statements of Cash Flows                           7

                 Item 2.     Management's Discussion and Analysis of Plan of
                             Operation                                                    19

                 Item 3.     Controls and Procedures                                      22

PART II.         Item 1.     Legal Proceedings                                            24

                 Item 4.     Submission of Matters to a Vote of Security Holders          24

                 Item 6.     Exhibits and Reports on Form 8-K                             25

                                     See notes to condensed financial statements

                                     PART I

ITEM 1.      FINANCIAL INFORMATION



                                                                   OMNICORDER TECHNOLOGIES, INC.
                                                                 (A Development Stage Enterprise)
                                                                        CONDENSED BALANCE SHEETS



                                          ASSETS


                                              March 31,                   December 31,
                                                2004                          2003
                                         ------------------------------------------------------
                                             (Unaudited)

   CURRENT ASSETS
      Cash and cash equivalents               $  5,558,941                  $  6,816,254
      Prepaid expenses                             139,406                       198,162
                                              ------------                  ------------

             Total Current Assets                5,698,347                     7,014,416

      Property and equipment, net                  268,841                       271,241
      Security deposits                              8,038                         3,538
                                              ------------                  ------------

             TOTAL ASSETS                     $  5,975,226                  $  7,289,195
                                              ============                  ============


                                                   See notes to condensed financial statements


                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                    (A Development Stage Enterprise)
                                                                                                            CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               March 31,           December 31,
                                                                                                 2004                  2003
                                                                                         ---------------------------------------
                                                                                             (Unaudited)

CURRENT LIABILITIES
   Notes payable                                                                          $        98,717     $      239,952
   Accounts payable and accrued expenses                                                          435,471            515,465
   Deferred officers salaries                                                                     979,632            979,632
                                                                                          ---------------     --------------
          Total Current Liabilities                                                             1,513,820          1,735,049
                                                                                          ---------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares
    authorized; no shares issued and outstanding                                                       --                 --
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 29,570,100 shares issued and outstanding, respectively                            29,570             29,570
   Additional paid-in capital                                                                  15,780,201         15,844,396
   Deficit accumulated during the development stage                                           (11,348,365)       (10,319,820)
                                                                                          ---------------     --------------
          TOTAL STOCKHOLDERS' EQUITY                                                            4,461,406          5,554,146
                                                                                          ---------------     --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                                          $     5,975,226      $   7,289,195
                                                                                          ===============      =============

                                                                                         See notes to condensed financial statements



                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                    (A Development Stage Enterprise)
                                                                                                  Condensed Statements of Operations

                                                                                                                  Cumulative
                                                                                                                For the Period
                                                                                                               From February 7,
                                                                                                               1997 (inception)
                                                                 For the Quarter Ended                             Through
                                                                       March 31,                                   March 31,
                                                            2004                          2003                         2004
                                              --------------------------------------------------------------------------------------
                                                         (Unaudited)                  (Unaudited)                  (Unaudited)

OPERATING EXPENSES
   Research and development                               $444,443                      $370,196                  $4,585,913
   General and administrative                              608,605                       367,453                   4,725,413
   Related party legal expense                                   -                             -                     544,881
Write-off of public offering costs                               -                             -                     501,992
                                                      ------------                   -----------              --------------
    TOTAL OPERATING

           EXPENSES                                      1,053,048                       737,649                  10,358,199
                                                      ------------                   -----------              --------------

           OPERATING LOSS                               (1,053,048)                     (737,649)                (10,358,199)
                                                      ------------                   -----------              --------------
Interest and other (income) expenses, net                  (24,503)                        9,659                     990,166
                                                      ------------                   -----------              --------------
          NET LOSS                                     $(1,028,545)                    $(747,308)               $(11,348,365)
                                                      ============                   ===========              ==============
Basic and diluted net loss per share                        $(0.03)                       $(0.04)
                                                      ============                   ===========
Weighted average number of shares

Outstanding                                             29,570,100                    19,694,941
                                                      ============                   ===========

                                                                                         See notes to condensed financial statements



                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                    (A Development Stage Enterprise)
                                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                 For the period from February 7, 1997 (inception) and March 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Deficit
                                                                                             Accumulated
                                                                                             During the        Stock
                                                        Common Stock       Additional        Development   Subscription
                                                   Shares      Amount    Paid-in-Capital     Stage          Receivable       Total
                                                ------------------------------------------------------------------------------------
Issuance of common stock to founders            10,301,259     $10,301       $6,419          $  --           $(15,070)     $  1,650
Sale of common stock at $.55 per share,
   net of expenses of $35,164                      361,437         361      164,469             --             --           164,830
Issuance of common stock warrants to
   related party for legal services                 --           --          75,000             --             --            75,000
Sale of common stock warrants to related party      --           --          40,000             --            (30,000)       10,000
       Net loss                                     --           --             --           (168,516)         --          (168,516)
                                                ----------     -------   -----------       -----------       ---------   -----------
Balance at December 31, 1997                    10,662,696      10,662      285,888          (168,516)        (45,070)      82,964
                                                ----------     -------   -----------       -----------       ---------   -----------

Issuance of common stock to founders             2,710,858       2,711        1,689             --             --             4,400
Sale of common stock at $.55 per share,
   net of expenses of $62,900                      885,539         886      426,209             --             --           427,095
Issuance of common stock for research
   and development                                 271,086         271      149,729             --             --           150,000
Issuance of common stock warrants to
   related party for legal services                 --           --          20,000             --             --            20,000
Cash received from sale of common stock warrant     --           --             --              --             30,000        30,000
Issuance of common stock warrants in
   connection with sale of bridge notes             --           --         329,625             --             --           329,625

       Net loss                                     --           --             --         (1,594,054)         --        (1,594,054)
                                                ----------     -------   -----------       -----------       ---------   -----------
Balance at December 31, 1998                    14,530,179      14,530    1,213,140        (1,762,570)        (15,070)     (549,970)
                                                ----------     -------   -----------       -----------       ---------   -----------
Conversion of bridge notes into common stock     1,433,015       1,433      789,192             --             --           790,625
Issuance of common stock for research
   and development                                 135,543         136       74,864             --             --            75,000
Sale of common stock at $1.14 per share            945,282         945    1,073,055             --             --         1,074,000
       Net loss                                     --           --             --         (1,547,973)         --        (1,547,973)
                                                ----------     -------   -----------       -----------       ---------   -----------
Balance at December 31, 1999                    17,044,019     $17,044   $3,150,251       $(3,310,543)       $(15,070)    $(158,318)
                                                ----------     -------   -----------       -----------       ---------   -----------


                                                                                         See notes to condensed financial statements


                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                    (A Development Stage Enterprise)
                                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     For the period from February 7, 1997 (inception) and March 31, 2004 (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Additional     During the        Stock
                                                         Common Stock               Paid-in-      Development    Subscription
                                                           Shares        Amount     Capital          Stage        Receivable   Total
                                                      ------------------------------------------------------------------------------

  Issuance of common stock for research
    and development                                        135,543      $  136   $     74,864   $        --   $     --      $75,000

   Issuance of common stock for services rendered            8,810           9         10,001            --         --       10,010
   Sale of common stock at $1.14 and $1.38 per share
     for 691,269 and 924,156 shares, respectively        1,615,425       1,615      2,058,786            --         --    2,060,401
   Issuance of stock options and warrants for
     services rendered                                          --          --         51,357            --         --       51,357

        Net loss                                                --          --            --     (1,446,203)        --   (1,446,203)
                                                        ----------      ------     ----------    ----------    --------   ---------
  Balance at December 31, 2000                          18,803,797      18,804      5,345,259    (4,756,746)   (15,070)     592,247
                                                        ----------      ------     ----------    ----------    --------   ---------
   Issuance of common stock for services rendered           12,322          12         29,988            --         --       30,000

  Sale of common stock at $2.44 per share                  164,294         164        399,836            --         --      400,000
    Issuance of stock options and warrants for
   services rendered                                            --          --         21,012            --         --       21,012

        Net loss                                                --          --             --    (1,675,158)        --   (1,675,158)
                                                       -----------      ------     ----------    ----------    --------   ---------
  Balance at December 31, 2001                          18,980,413       18,980     5,796,095    (6,431,904)   (15,070)   (631,899)
                                                       -----------      ------     ----------    ----------    --------   ---------
   Issuance of common stock in accordance with
     anti-dilution provisions                              164,294          164          (164)           --        --           --
   Sale of common stock at $1.22 and $.97 per share
     for 102,684 and 385,065 shares, respectively          487,749          488       499,512            --        --      500,000
   Issuance of stock options and warrants for
     services rendered                                          --           --       595,188            --        --      595,188

        Net loss                                                --           --            --    (1,511,997)       --   (1,511,997)
                                                       -----------      ------     ----------    ----------    --------   ---------
  Balance at December 31, 2002                          19,632,456      $19,632    $6,890,631   $(7,943,901)  $(15,070) $(1,048,708)



                                                                                         See notes to condensed financial statements




                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                    (A Development Stage Enterprise)
                                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     For the period from February 7, 1997 (inception) and March 31, 2004 (continued)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Additional     During the   Stock
                                                         Common Stock               Paid-in-      Development  Subscription
                                                           Shares        Amount     Capital          Stage     Receivable     Total
                                                      ------------------------------------------------------------------------------

  Elimination of subscription receivable              $                   -       $  (15,070)   $     --     $ 15,070     $     --

  Sale of common stock at $.97 per share                1,317,849     1,318        1,282,084          --          --      1,283,402
  Issuance of stock options and warrants for services
    rendered                                                                         691,377                                691,377
  Issuance of common stock in accordance with
    antidilution provisions                               107,821       108             (108)                                    --

  Exercise of warrants                                    480,274       480             (480)                                    --
  Issuance of common shares to shareholders of
    company acquired in reverse acquisition             1,133,600     1,134           (1,134)                                    --

  Net assets acquired in reverse acquisition                                          20,584                                 20,584
  Sale of common  stock for cash at $1.375  per share,
    net                                                 5,486,027     5,486        6,702,924                              6,708,410

  Conversion of Bridge Loan at $1.375 per share           200,000       200          274,800                                275,000

  Issuance of common stock for offering services        1,212,073     1,212           (1,212)                                    --

        Net loss                                               --        --               --      (2,375,919)      --    (2,375,919)
                                                       ---------   ---------      ----------     -----------   -------- -----------
  Balance at December 31, 2003                         29,570,100    29,570       15,844,396     (10,319,820)      --     5,554,146

  Costs incurred associated with sale of stock
    and reverse acquisition (Unaudited)                                             (101,711)                              (101,711)
  Issuance of stock options and warrants
    for services rendered (Unaudited)                                                 37,516                                 37,516

        Net loss  (Unaudited)                                  --                         --      (1,028,545)      --   (1,028,545)
                                                       ----------  ----------   -----------      ------------  -------- -----------
Balance at March 31, 2004 (Unaudited)                  29,570,100  $ 29,570     $15,780,201     $(11,348,365)  $   --   $4,461,406
                                                       ==========  ==========   ===========     ============   =======  ===========


                                                                                         See notes to condensed financial statements



                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                      (A  Development Stage Company)
                                                                                                  Condensed Statements of Cash Flow
                                                                       For the Quarter Ended March 31,      Cumulative For the
                                                                                  2004       2003           Period from February
                                                                                                           7, 1997 (inception)
                                                                                                          through March 31, 2004
                                                                    -------------------------------------------------------------
                                                                          (Unaudited)        (Unaudited)         (Unaudited)
                                                                    -------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $   (1,028,545)       $  (747,308)      $   (11,348,365)
                                                                       --------------        -----------       ---------------
  Adjustments to reconcile net loss to net cash used in operating
    Activities:
    Depreciation and amortization                                              34,862             39,668               653,215
    Loss on disposal of net assets                                                 --                 --                20,584
    Unrealized loss from foreign currency transactions                             --                 --                19,271
    Warrants issued to related party for  legal services                           --                 --                95,000
    Issuance of stock options and warrants for services rendered               37,516            476,027             1,396,450
    Issuance of common stock for services rendered                                 --                                   40,010
    Issuance of common stock for research and development                          --                                  300,000
    Amortization of original issue discount                                        --                                  329,625
    Amortization of deferred financing costs                                       --                                  188,125
Changes in operating assets and liabilities:
    Prepaid expenses                                                           58,756             22,252              (139,406)
    Security deposit                                                           (4,500)               (85)               (8,038)
    Accounts payable and accrued expenses                                     (79,994)           (42,446)              673,331
    Deferred officers salaries                                                     --             23,827               979,632
                                                                       --------------        -----------       ---------------
 NET CASH USED IN OPERATING ACTIVITIES                                       (981,905)          (228,065)           (6,800,566)
                                                                       --------------        -----------       ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of property and equipment                                         (32,462)                --              (922,057)
                                                                       --------------        -----------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  (Costs of  issuance) proceeds from  of common stock                        (101,711)           250,000            12,522,477
  Proceeds from issuance of warrants                                              --                                    40,000
  Issuance of bridge note payable                                                 --                                 1,025,000
  Payment of deferred financing costs                                             --                                  (147,500)
  Proceeds (repayment) of notes payable                                      (141,235)           (41,633)             (158,413)
                                                                       --------------        -----------       ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (242,946)           208,367            13,281,564
                                                                       --------------        -----------       ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (1,257,313)           (19,698)            5,558,941
CASH AND CASH EQUIVALENTS - Beginning                                       6,816,254            145,282                    --
                                                                       --------------        -----------       ---------------

                                                                                         See notes to condensed financial statements

CASH AND CASH EQUIVALENTS  - Ending                                      $  5,558,941         $  125,584       $     5,558,941
                                                                         ============         ==========       ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:
    Interest expense                                                     $      3,136         $     498        $       959,897
    Income Taxes                                                         $        --          $      --        $         4,509
  Noncash Investing and financing activities:
    Conversion of bridge notes                                           $        --          $      --        $     1,065,625
    Conversion of accounts payable to notes payable                      $        --          $      --        $       237,861

                   See notes to condensed financial statements

NOTE 1 - Financial Statements, Organization and Business

OmniCorder Technologies, Inc. (the "Company") was incorporated in the State of Delaware on February 7, 1997, to develop and commercialize an advanced digital imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease through its lead product, the BioScanIR System ("System").

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2003 Annual Report on Form 10-KSB. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

Management's Liquidity Plans

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 and through March 31, 2004 amounted to $11,348,365. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in its Form 10KSB, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised. As of March 31, 2004, the Company had cash balances and working capital of $5,558,941 and $4,184,527, respectively and total stockholders' equity of $4,461,406. Management believes that it has adequate cash resources, based upon its current operating plan and condition, to sustain its operations through March 31, 2005. However, the Company anticipates that additional capital commitments will be required in early 2005. Accordingly, if the Company fails to develop revenues from sales of Systems to generate adequate funding to support its operating expenses or fails to obtain additional financing through a capital transaction or other type of financing, the Company will be required to reduce its operating expenses. The Company has no commitment for additional financing.

The BioScanIR System has received FDA Section 510(k) clearance permitting its sale in the US, and CE mark approval permitting its sale in Europe.

The Company has commenced its principal commercial operations, which includes production of systems and commencing commercial sales activities, but has not generated any material firm orders or revenues to date. The Company delivered its first production unit for test and evaluation to the Bergamo Hospital in 2004, and as of April 30, 2004 has five fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation. In addition, in August 2003, the Company entered into a research and development contract with the U.S. Department of Defense' s Missile Defense Agency to further develop its core sensor technology that is expected to generate $69,800 in revenue for the Company. The Company estimates that this project will be completed in its fiscal quarter ending June 30, 2004. No project related revenue, however, has been recognized to date.

In order to develop adequate resources to implement its business plan and attain profitable operations, management has raised capital through a series of transactions, including most recently a December 19, 2003 private placement which provided $6.7 million in net proceeds, and which it believes will be sufficient to support its efforts through at least March 31, 2005; and is taking additional steps more fully described in Notes to Financial Statements included in its Form 10KSB for the year ended December 31, 2003. The Company may need to raise capital through the future issuance of stock, debentures or other forms of traditional asset-based financing in order to develop, expand and support its business. Management is currently investigating additional financing alternatives including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions acceptable to it. The Company' s success depends upon many factors including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to rollout its BioScanIR System product in sufficient quantities and at profitable revenue levels.

The Company has committed to purchase infrared camera systems and components from AEG Infrarot-Module GmbH for approximately (Euro symbol) 342,000, or $410,000 as of March 31, 2004. These systems and components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications. The Company has additional commitments to purchase materials and components from other vendors aggregating $8,000 as of March 31, 2004.

NOTE 2 - Accounting Policies

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements as filed in its Form 10-KSB for the year ended December 31, 2003. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.


Basis of Presentation

The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company' s primary activities since inception have been securing technology licenses, the research and development of its technology and the commercial development of its BioScanIR System including negotiating strategic alliances, securing production component purchase agreements including customized infrared cameras and related components, and securing FDA clearance, UL and CE approval and raising capital.


Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management' s judgments associated with deferred income tax valuation allowance, fair value of options and warrants issued to consultants and the capitalization and depreciation of long-term assets. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at that time and that will comply with accounting principles generally accepted in the United States as they relate to its business practices. Refer to Notes to Financial Statements included in Form 10KSB for the year ended December 31, 2003.

Loss Per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

Stock options and warrants to purchase approximately 4,497,220 were outstanding at March 31, 2004 which could potentially dilute basic earnings per share in the future, but which have not been included in the computation of diluted earnings per share due to losses for all periods. The inclusion of such stock options and warrants would have been antidilutive.

Stock-Based Compensation

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation". No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

The pro forma information is as follows:


                                                                         March 31, 2004             March 31, 2003
                                                                           (Unaudited)                (Unaudited)
                                                                         ---------------            -----------------
Net loss as reported                                                     $(1,028,545)                 $(747,308)

Deduct:
    Total stock-based employee compensation expense determined
    under fair value-based method for all awards                             (31,074)                   (20,745)
                                                                         -----------                  ----------
Pro forma net loss                                                       $(1,059,619)                 $(768,053)
                                                                         ===========                  =========

Basic and diluted net loss per share as reported                         $     (0.03)                 $   (0.04)
                                                                         ===========                  =========
Basic and diluted pro forma net loss per share                           $     (0.04)                 $   (0.04)
                                                                         ===========                  =========



NOTE 3 - Deferred Officers Salaries


     Deferred officers salaries represents payroll amounts forgone by the CEO and former CFO aggregated $979,632 at March 31, 2004 and December 31, 2003. (See Note 6, Litigation).


NOTE 4.- Stockholders'  Equity

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

     In April 1999, the Company issued 945,282 shares of common stock at a price of $1.14 per share for aggregate proceeds of $1,074,000. The Company' s former chief financial officer purchased 184,831 of these shares.

     In 2000, the Company issued 1,615,425 shares of common stock to various investors for aggregate proceeds of $2,060,401.

     In 2001, the Company issued 164,294 shares of common stock to various investors for aggregate proceeds of $400,000.

     In 2002, the Company issued 487,749 shares of common stock for aggregate proceeds of $500,000. Additionally, the Company issued 164,294 shares of common stock to the stockholders who participated in the 2001 private placement in accordance with the anti-dilution provisions of the subscription agreements. In October 2003, the Company issued to these stockholders an additional 107,821 shares of common stock based on the anti-dilution provisions of the subscription agreements.

     In 2003, the Company issued 1,317,849 shares of common stock to various investors for aggregate proceeds of $1,238,402 at $.97 per share. Concurrent with the closing of the reverse acquisition on December 19, 2003, the Company completed a private offering of 5,686,027 (including the issuance of 200,000 common shares upon the conversion of the $275,000 Bridge Promissory Note) shares common stock at a price of $1.375 per share, with gross proceeds of $7,820,405. The Company also issued warrants to three investors to purchase an aggregate of 218,189 shares of its common stock at an exercise price of $1.50 per share for a three-year period. Prior to the completion of the reverse acquisition, the Company redeemed and cancelled 1,135,300 shares of its outstanding common stock from seven existing stockholders for a total cash consideration of $10. At the time of the completion of the reverse acquisition, private offering, related stock purchase and payment of equity-based transaction fees, OmniCorder had 29,570,100 outstanding shares of common stock, warrants to purchase 1,450,397 shares and stock options to purchase 2,781,899 shares of common stock.

     In connection with the private offering and reverse acquisition transaction, the Company incurred cash transaction expenses which reduced the proceeds as follows: (i) placement agent fees associated with the private offering of approximately $299,000, which included reimbursement expenses were paid on closing; (ii) investor and financial relations services fees associated with the reverse acquisition of approximately $135,000 and (iii) legal fees and reimbursement expenses associated with the reverse acquisition of approximately $223,000. Additional legal expenses associated with the transaction in the amount of $101,711 were recorded in the quarter ended March 31, 2004 as a reduction of the proceeds.

     As part of the transaction, the Company purchased and distributed to its shareholders as part of the reverse acquisition of 7,764,700 shares of Promos common stock for a consideration of $180,000 purchased from a former director of Promos. This payment has been reflected as a reduction of the proceeds of the December 19, 2003 private placement. In the transaction, 13,773,700 shares held by Promos shareholders were redeemed and distributed to shareholders of the Company, and an aggregate of 1,135,300 shares of Promos common stock from seven unaffiliated and existing stockholders were cancelled.

     In addition, the Company issued 1,212,073 of its common stock to the placement agent and its financial advisors in connection with the private offering and reverse acquisition.

     Warrants

     In 1997, the Company received $40,000 from the sale of stock warrants, to a former director of the Company who is a partner at the Company' s former law firm. These warrants entitled the holder to purchase up to $180,000 of any securities the Company may issue through January 6, 2004, on the same terms and conditions as those issued. In

     October 2003, these warrants were exercised on a cashless basis and the Company issued 142,304 shares of common stock.

     In 1997 the Company issued warrants to a law firm in which a former director of the Company is a partner, in consideration for the deferral of payment of legal fees. The warrants entitled the Company' s former legal counsel to purchase up to $427,500 of any securities sold by the Company to outside investors at the same prices as sold to such investors through January 6, 2004 (as to $337,500 worth of such securities) and through February 15, 2004 (as to $90,000 worth of such securities). The estimated fair value of the warrants was $95,000, of which $75,000 and $20,000 was charged to general and administrative expense for the period February 7, 1997 (inception) to December 31, 1997 and the year ended December 31, 1998. In October 2003, these warrants were exercised on a cashless basis and the Company issued 480,274 shares of common stock.

     For the years ended December 31, 2003 and 2002, the Company issued warrants to purchase an aggregate of 1,450,397 and 3,183,229 common shares, respectively. No warrants were issued during the quarter ended March 31, 2004.

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

     Stock Option Plan

     The Company may grant stock options under its 1998 Stock Option Plan (the "Plan") to employees and consultants. The maximum amount of shares that may be optioned under the Plan is 4,435,000. At March 31, 2004, options to purchase 3,046,823 shares of common stock were outstanding. These options have exercise prices ranging from $.55 to $2.44 per share.

NOTE 5 - License Agreements

     Technology License Agreement

     In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997 with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company is contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a twelve month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company will also be obligated to pay this shareholder a royalty of $300 for each device installed at client' s site based only on installations at which the Company derived revenues from the licensed technology.

     Caltech License Agreement

     In September 1997, the Company entered into an option agreement with the California Institute of Technology ("Caltech"), which grants the Company the right to enter into an exclusive license to exploit Caltech' s infrared radiation detection technology in the field of detection of infrared radiation for commercial medical applications. In addition, the Company has the right to sublicense this technology. The Company is obligated to pay Caltech a royalty based on revenues derived from licensed products and services and from sublicenses. As of March 31, 2004, the Company has issued Caltech 542,172 shares of its common stock in connection with the license agreement. The license may be cancelled at Caltech' s option if it has not received minimum license fees of $10,000 in any one-year period commencing June 30, 1999. The license continues in effect for as long as the patent rights remain effective.

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

     The EQWIP technology is protected by a patent owned by Lockheed. In order to maintain exclusivity, the Company is subject to a number of milestones it must meet relating to royalty generation, development of markets and territories, utilization of the EQWIP technology in certain percentages of the Company' s installed base of diagnostic equipment and required levels of royalty generating installations. As of March 31, 2004, the Company was not subject to the minimum number of royalty generating installations specified in the exclusive license agreement. This minimum requirement is predicated on the performance of a third party manufacturer to provide a product using EQWIP technology. As of March 31, 2004, no third party manufacturer has provided a product using this technology.

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

NOTE 6 - Commitments and Contingencies

     Purchase Commitments

     The Company has committed to purchase medical high-speed infrared camera systems and components from a German vendor in the amount of (euro) 342,000 or $ 410,000 as of March 31, 2004. The company has additional commitments to purchase materials and components from other vendors aggregating $8,000 as of March 31, 2004.

     Operating Lease Commitments

     The Company leases facilities under two leases and a short-term office suite arrangement, which expire over various times through May 2005.

     Future annual minimum lease payments under noncancelable operating leases and arrangements as of March 31, 2004 are as follows:


                                                                Amount
         Nine Months Ending December  31, 2004               $   37,000
         Year Ending December 31, 2005                           14,700
         Total                                               $   51,700

     Rent expense charged to operations for the quarters ended March 31, 2004 and 2003 and for the period February 7, 1997 (inception) to March 31, 2004 amounted to $11,000, $5,664, and $132,659, respectively.

     Clinical Study Agreement

     In 2000, the Company entered into an agreement with a medical institution to conduct a clinical study of the BioScanIR system as an auxiliary imaging modality in assessment of patients with cancer. The Company will provide a non-exclusive, non-royalty bearing license to the medical institution, for the duration of this agreement. The Company did not incur research and development expenses in the quarters ended March 31, 2004 and 2003, and incurred $118,000 for the period from February 7, 1997 (inception) to March 31, 2004.

     Litigation

     On March 8, 2003, the Company' s former Chief Financial Officer ("CFO"), filed a declaratory judgment action against the Company in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options as well as approximately $462,000 in deferred salary. While the ultimate outcome of this matter cannot presently be determined with certainty, the Company believes these claims are without merit and intends to vigorously defend the claims in this lawsuit. Management of the Company believes that its provision for such in the accompanying financial statements is adequate at December 31, 2003. The Company does not believe that this litigation will have a material adverse effect on the business, financial condition, liquidity or operating results of the Company.

     Employment Agreements

     In December 2003, the Company entered into a five-year employment agreement with its CEO and President, which provides for an annual salary of $180,000 with annual cost of living increases and an annual performance bonus at the discretion of the board of directors or compensation committee. Pursuant to his agreement, he has been granted stock options to purchase 250,000 shares of common stock at $1.375 per share, which vested upon granting and have a ten year life. He is also entitled to payment of deferred salary of approximately $647,000, which is included in accrued expenses in the accompanying financial statements.

     In February 2004, the Company entered into a one-year employment agreement with its Senior Vice President of Operations and Planning, which provides for an annual salary of $140,000. Pursuant to his agreement, he has been granted incentive stock options to purchase 120,000 shares of common stock at $4.40 per share. The options vest 25% upon grant and the remainder at 25% per year over the following three years' anniversary dates. These options have a five-year life. The agreement was subject to the approval of the Compensation Committee of the Board of Directors, who approved it in May 2004.

NOTE 7 - Related Party Transactions

     The Company purchases its Directors and Officers and General Liability Insurance policies from a company in which a member of its Board of Directors is the Chairman. Policy premiums for the 2003/2004 policy years approximated $223,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Discussion of Financial Condition, Changes in Financial Condition and Results of Operations and Management' s Liquidity Plans

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 and through March 31, 2004 amounted to $11,348,365. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in its Form 10KSB, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised. As of March 31, 2004, the Company had cash balances and working capital of $5,558,941 and $4,184,527, respectively and total stockholders' equity of $4,461,406. Management believes that it has adequate cash resources, based upon its current operating plan and condition, to sustain its operations through March 31, 2005. However, the Company anticipates that additional capital commitments will be required in early 2005. Accordingly, if the Company fails to develop revenues from sales of Systems to generate adequate funding to support its operating expenses or fails to obtain additional financing through capital a capital transaction or other type of financing, the Company will be required to reduce its operating expenses. The Company has no commitments for additional funding.

In order to develop adequate resources to implement its business plan and attain profitable operations, management has raised capital through a series of transactions, including most recently a December 19, 2003 private placement which provided $6.7 million in net proceeds, and which it believes will be sufficient to support its efforts through at least March 31, 2005; and is taking additional steps more fully described in Notes to Financial Statements included in its Form 10KSB for the year ended December 31, 2003. The Company may need to raise capital through the future issuance of stock, debentures or other forms of traditional asset-based financing in order to develop, and expand and support its business. Management is currently investigating additional financing alternatives including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the company, and if available, on terms and conditions acceptable to it. The Company' s success depends upon many factors including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to rollout its BioScanIR System product in sufficient quantities and at profitable revenue levels.

     The BioScanIR System has received FDA Section 510(k) clearance permitting its sale in the US, and CE mark approval permitting its sale in Europe.

     The Company has commenced its principal commercial operations, which includes production of systems and commencing commercial sales activities, but has not generated any material firm orders or revenues to date. The Company delivered its first production unit for test and evaluation to the Bergamo Hospital in 2004, and as of April 30, 2004 has five fully functional prototype or commercial units installed in various US and European medical institutions for testing and evaluation. In addition, in August 2003, the Company entered into a research and development contract with the US Department of Defense' s Missile Defense Agency to further develop its core sensor technology that is expected to generate $69,800 in revenue for the Company. The Company estimates that this project will be completed in its fiscal quarter ending June 30, 2004. No project related revenue, however, has been recognized to date.

     The Company has committed to purchase infrared camera systems and components from AEG Infrarot-Module GmbH for approximately $410,000 as of March 31, 2004. These systems and components utilize QWIP technology, for which we are the exclusive licensee. The company has additional commitments to purchase materials and components from other vendors aggregating $8,000 as of March 31, 2004.

REVENUE MODEL

     Our typical expected revenue model includes an initial, one-time up-front fee that includes licensing, installation and training an additional annual maintenance fee and a variable transaction fee per patient exam. This model is expected to generate sufficient user fees within one year to recoup the cost of the installation. Other revenue generated by the annual license fees from third parties (pharmaceutical and medical device companies) and other strategic licensees will depend upon the scope and terms of the license. We estimate that the effective lifespan of our system in the field is four to five years. Since we have not generated any revenues to date, our expected revenue model may change as market conditions dictate. We intend to employ the following accounting policies with respect to revenue recognition, inventory and capitalized costs associated with our product:

     For specific discussion of these activities, please refer to the "Summary of Significant Accounting Policies-Basis of Presentation" in the Notes to our Financial Statements included in the December 31, 2003 Form 10KSB. Based upon the circumstances at the time, we will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to our business practices, including licensing, lease/rental, and outright sale. In addition, the company intends to continue to engage in development contracts for third parties.

RESULTS OF OPERATIONS

     The following represents a summary of the results of operations for the quarters ended March 31, 2004 and 2003:


                                                           March 31, 2004     March 31, 2003
                                                             (Unaudited)        (Unaudited)
                                                          ------------------ ------------------
OPERATING EXPENSES

     Research and development                             $       444,443      $     370,196

     General and administrative                                   608,605            367,453
                                                                ---------            -------
         Total Operating Expenses                               1,053,048            737,649
                                                                ---------            -------

         Operating Loss                                        (1,053,048)          (737,649)

     Interest and other (income) expenses, net                    (24,503)             9,659
                                                                ---------            -------
                 Net Loss                                 $    (1,028,545)     $    (747,308)
                                                          ===============      =============

     Basic and diluted net loss per share                 $         (0.03)     $       (0.04)
                                                          ===============      =============
     Weighted average number of shares Outstanding             29,570,100         19,694,941
                                                          ===============      =============



QUARTER ENDED MARCH 31, 2004 AS COMPARED TO QUARTER ENDED MARCH 31, 2003

     NET LOSS. As more fully described below, we have been a development stage enterprise since inception in 1997 and have not generated any revenues. During this period the Company has expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of its common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement, which has enabled the company to continue product development, build its administrative organization and promote the sales and marketing of BioScanIR System through expanding direct sales and other marketing activities. Losses for the quarters included non-cash compensation costs for option and warrant awards of $37,516 in the quarter ended March 31, 2004 as compared to $476,027 in the quarter ended to March 31, 2003, which costs are included in the results of operations.

     REVENUES. There were no revenues for the reported periods, because we are still a development stage enterprise and have not generated any revenues.

     COST OF SALES. Since we had no sales or revenues during the reported period, we incurred no costs of sales for these periods.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense increased by $74,247, or 20%, for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 and is expected to continue to increase as the Company employs new technical personnel and consultants in the development of its BioScanIR technology, purchases materials and components for development and expands its facilities. Cash proceeds from private placements in 2003 provided the funding for these activities, which were more limited in 2002. Refer to the Statement of Stockholders Equity included in the Financial Statements for sources of capital, including cash and noncash services received in exchange for equity. The Company hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of its product. Significant components of the increase in the quarter ended March 31, 2004 as compared to March 31, 2003 were: Technical salaries and consulting to $151,000 from $91,000 (excluding non-cash compensation charges); Business meals and travel increased to $84,000 from $21,000. These increases were partially offset by a reduction in stock option compensation awards from $156,000 in the quarter ended March 31, 2003 to $16,000 in the quarter ended March 31, 2004. The Company incurred $11,400 in recruitment expense in the quarter ended March 31, 2004 as compared to $0 in the quarter ended March 31, 2003, as well as increased office expenses of $9,800 to $21,100 from $11,300. In the quarter ended March 31, 2004, meeting and seminar expenses increased by $31,000 from $0 in the quarter ended March 31, 2003. In addition, expenses for materials used in research and development increased $24,000 to $32,000 in the quarter ended March 31, 2004 from $8,000 in the quarter ended March 31, 2003. As the Company continued to grow, it required more space. In May 2003, the Company signed a new lease agreement for additional space at its current location, increasing rent expense by $6,000 to $12,500 in the quarter ended March 31, 2004 as compared to $6,500 in the quarter ended March 31, 2003.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $241,152, or 66%, for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The level of SG&A expenses increased in 2004 as the Company hired administrative, marketing and sales personnel. Significant components of the increase in the quarter ended March 31, 2004 as compared to March 31, 2003 were: insurance (including Directors and Officers liability) to $58,000 from $11,300; and sales and administrative payroll and payroll related expenses to $229,000 from $62,000.

     Effective December 19, 2003, we became a public company. Consequently, accounting costs have increased, as have the administrative costs of enhancing the company's systems and procedures and accounting controls to comply with rules and regulations of the Securities and Exchange Commission, including the Sarbanes-Oxley Act. Accounting expense incurred in the quarter ended March 31, 2004 increased by $135,800 to approximately $139,400 as compared to $3,600 in the quarter ended March 31, 2003. In the quarter ended March 31, 2004, legal and consulting costs decreased by $171,000 to $134,000, compared to $305,000 during the quarter ended March 31, 2003. This was attributable to compensatory charges related to options granted to consultants in the quarter ended March 31, 2003. Marketing expense increased $12,500 to $13,500 for the quarter ended March 31, 2004 from $1,000 for the quarter ended March 31, 2003, primarily due to business wire costs.

ITEM 3.   CONTROLS AND PROCEDURES

     As of March 31, 2004 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Controller and PFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and Controller, concluded that the Company's disclosure controls are effective, except as described in the following paragraphs.

     Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relate to the December 31, 2003 financial close process. Certain adjustments were identified in the annual audit process related to the recording of stock-based compensation , accrued expenses, fixed asset depreciation, notes payable and related foreign currency transaction gains/losses, expenses incurred in connection with the private placement, revenue recognition, recording of the reverse acquisition and retained earnings. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003. Certain of these adjustments with respect to stock-based compensation and expenses incurred in connection with the private placement were made to the unaudited financial statements for the quarter ended March 31, 2004.

     Given these reportable conditions, management devoted additional resources to resolving questions that arose during our year-end audit and quarterly SAS 100 review. As a result, we are confident that our financial statements for the quarter ended March 31, 2004 fairly present, in all material respects, our financial condition and results of operations.

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

                                     PART II

ITEM 1.      LEGAL PROCEEDINGS.

     On March 8, 2004, Kevin B. McQuade, our former chief financial officer, filed a declaratory judgment action against us in the United States District Court for the District of New Jersey. The complaint alleges that while serving as both director and chief financial officer of our company, Mr. McQuade was awarded stock options which, when adjusted for two stock splits, total stock options to purchase 2,538,324 shares of common stock. Mr. McQuade seeks a specific determination that he is entitled to these stock options. The complaint also alleges that Mr. McQuade is owed $462,231 in deferred salary. While the ultimate outcome of this matter cannot be presently determined with certainty, we believe these claims are without merit and intend to vigorously defend this lawsuit. We do not expect this litigation to have a material adverse effect on our business, financial condition, liquidity or operating results.

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



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

          EXHIBIT NO.                                             DESCRIPTION

       2.1*        Agreement of Purchase and Sale, dated as of December 19, 2003, between Promos, Inc. and
                   OmniCorder Technologies, Inc.

       3.1***      Certificate of Incorporation of OmniCorder Technologies, Inc.

       3.2***      By-laws of OmniCorder Technologies, Inc.

       4.1***      Form of Lead Investor Warrant.

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

       10.2*       Indemnification Agreement, dated as of December 19, 2003, among Promos, Inc., Judith F.
                   Harayda and Stephan R. Levy.

       10.3*       Form of Private Placement Subscription Agreement.

       10.4*       Registration Rights Letter of Promos, Inc.

       10.5**      OmniCorder Technologies, Inc. 1998 Stock Option Plan, as amended.

       10.6***     License Agreement, dated as of May 11, 1998, between California Institute of Technology and OmniCorder Technologies, Inc., with amendments.

       10.7***     Exclusive License Agreement, dated as of September 29, 1998, between Lockheed Martin
                   Corporation and OmniCorder Technologies, Inc.

       10.8***     Option Agreement, dated March 19, 1997, between Michael A. Anbar and OmniCorder
                   Technologies, Inc., with amendments.

       10.9***     Exclusive Sale Agreement, dated February 2000, between AEG Infrarot-Module GmbH and
                   OmniCorder Technologies, Inc.

       10.10***    Agreement, dated August 12, 2003, between the Department of Defense and OmniCorder
                   Technologies, Inc.

       14.1***     Code of Business Conduct and Ethics.

       31.1        Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

       31.2        Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

       32.1        Joint Certification of Principal Executive Officer and Principal Financial Officer
                   Required by Exchange Act Rule 13a-14(b).

       99.1***     Audit Committee Charter

       99.2***     Compensation Committee Charter

       99.3***     Nominations and Governance Committee Charter
____________________
*        Incorporated by reference from the exhibits filed with the Current Report on Form 8-K, dated December 19, 2003 (filed on
         January 5, 2004).

**       Incorporated  by reference from the exhibits filed with the definitive Information Statement on Schedule 14C, dated February 3, 2004 (filed on February 3, 2004).



***      Incorporated  by reference from the exhibits filed with the Annual Report on Form 10-KSB for the year ended
         December 31, 2003 (filed on April 15, 2004).

(b)      Reports on Form 8-K.

         None for the quarter ended March 31, 2004




                                                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              OMNICORDER TECHNOLOGIES, INC.

Date:  May 21, 2004                                           By:  /s/ Mark A. Fauci
                                                                   ---------------------------------------------
                                                                       Mark A. Fauci
                                                                       President and Chief Executive Officer
                                                                       (Principal Executive Officer)

                                                              By: /s/ Celia Schiffner
                                                                   ---------------------------------------------
                                                                       Celia Schiffner
                                                                       Controller
                                                                       (Principal Financial Officer)