Form 10KSB/A
period 2003-12-31
OMNICORDER TECHNOLOGIES INC
filed 2004-08-05
CIK 1096182

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                       AMENDMENT NO. 1 TO FORM 10-KSB ON
                                   FORM 10-KSB/A


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


================================================================================

                                     PART II

                                EXPLANATORY NOTE

         This amendment to our Annual Report on From 10-KSB for the year ended December 31, 2003 is being filed to amend and replace item 8A of Part II of the Annual Report on Form 10-KSB.



ITEM 8A.     CONTROLS AND PROCEDURES.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS


         As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Controller/Principal Financial Officer ("PFO"). Rules adopted by the SEC require that in this section of the Annual Report, we present the conclusions of our CEO and the PFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.


CEO AND PFO CERTIFICATIONS


         Appearing as exhibits to this Annual Report are "Certifications" of the CEO and the PFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS


         Our management, including the CEO and PFO, does not expect that our Disclosure Controls or its Internal Controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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


         In accordance with SEC requirements, the CEO and PFO note that, during the fiscal year covered by this Annual Report, there has been no change in Internal Controls that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


CONCLUSIONS


         Based upon the Controls Evaluation, our CEO and PFO have concluded that, as of the end of the period covered by this Annual Report, except as described in the following paragraphs, our Disclosure Controls are effective to ensure that material information relating to our company is made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.


         Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to the December 31, 2003 financial close process. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, accrued expenses, fixed asset depreciation, notes payable and related foreign currency transaction gains/losses, expenses incurred in connection with the private placement, revenue recognition, recording of the reverse acquisition and retained earnings. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003.

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

                                OMNICORDER TECHNOLOGIES, INC.


Date:  August 3, 2004           By:/s/Mark A. Fauci
                                   ------------------------------------------
                                   Mark A. Fauci
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                By:/s/Celia Schiffner
                                   ------------------------------------------
                                   Celia Schiffner
                                   Controller and Chief Financial Officer
                                   (Principal Financial Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Mark A. Fauci                            Director, President and                     August 2, 2004

------------------------------------        Chief Executive Officer
Mark A. Fauci

/s/Celia Schiffner                          Controller and Chief Financial Officer      August 2, 2004
------------------------------------
Celia Schiffner

/s/Jed Schutz                               Director                                    August 2, 2004
------------------------------------
Jed Schutz

/s/George Benedict                          Director                                    August 2, 2004
------------------------------------
George Benedict

/s/Joseph T. Casey                          Director                                    August 2, 2004
------------------------------------
Joseph T. Casey

Gordon A. Lenz                              Director                                    August 2, 2004
------------------------------------
Gordon A. Lenz

/s/Hon. Jospeh F. Lisa                      Director                                    August 2, 2004
------------------------------------
Hon. Joseph F. Lisa

/s/Anthony A. Lombardo                      Director                                    August 2, 2004
------------------------------------
Anthony A. Lombardo

/s/Robert W. Loy                            Director                                    August 2, 2004
------------------------------------
Robert W. Loy

/s/Richard R. Vietor                        Director                                    August 2, 2004
------------------------------------
Richard R. Vietor

/s/William J. Wagner                        Director                                    August 2, 2004
------------------------------------
William J. Wagner