Form 10QSB
period 2004-06-30
OMNICORDER TECHNOLOGIES INC
filed 2004-08-16
CIK 1096182

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -----------

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL QUARTER ENDED JUNE 30, 2004       COMMISSION FILE NUMBER: 0-27943


                          -----------------------------

                          OMNICORDER TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                  11-3386214
     -------------------------------                  ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

          12-8 TECHNOLOGY DRIVE
         EAST SETAUKET, NEW YORK                          11733-4049
     -------------------------------                  ------------------
          (Address of principal                           (Zip Code)
           executive offices)


         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer' s Common Stock as of August 5, 2004 was 29,577,400 shares.


================================================================================

                          OMNICORDER TECHNOLOGIES, INC.
                   JUNE 30, 2004 FORM 10-QSB QUARTERLY REPORT

                                      INDEX

                                                                           Page


PART I

Item 1.    Financial Information............................................1
           Condensed Balance Sheets.........................................1
           Condensed Statements of Operations...............................3
           Condensed Statement Of Stockholders' Equity......................4
           Condensed Statements Of Cash Flows...............................7
           Notes to Financial Statements....................................9

Item 2.    Management's Discussion and Analysis and Plan of Operation......19

Item 3.    Controls and Procedures.........................................24

PART II

Item 1.    Legal Proceedings...............................................25

Item 6.    Exhibits and Reports on Form 8-K................................26

                                     PART I



ITEM 1.  FINANCIAL INFORMATION



                          OMNICORDER TECHNOLOGIES, INC.
                         (DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

                                         June 30, 2004       December 31, 2003
                                         -------------       -----------------
                                          (Unaudited)
CURRENT ASSETS
--------------

   Cash and cash equivalents             $   4,362,380         $     6,816,254
   Accounts receivable                          69,800                      --
   Prepaid expenses                            157,655                 198,162

                                         -------------         ----------------
         Total Current Assets                4,589,835               7,014,416

   Property and equipment, net                 241,788                 271,241
   Security deposits                             8,038                   3,538
                                         -------------         ----------------
         TOTAL ASSETS                    $   4,839,661         $     7,289,195

                                         =============         ================

                  See notes to condensed financial statements.

                          OMNICORDER TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                    June 30, 2004        December 31, 2003
                                                                    -------------        -----------------
                                                                     (Unaudited)
CURRENT LIABILITIES
-------------------
   Notes payable                                                     $      37,767        $      239,952
   Accounts payable and accrued expenses                                   545,007               515,465
   Deferred officers salaries                                              979,632               979,632
                                                                     -------------        ---------------

         Total Current Liabilities                                       1,562,406             1,735,049
                                                                     -------------        ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
--------------------

   Preferred stock, $.01 par value, 10,000,000 shares                           --                    --
     authorized; no shares issued and outstanding
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 29,577,400 and 29,570,100 shares issued and
     outstanding, respectively.                                             29,577                29,570
   Additional paid-in capital                                           15,793,000            15,844,396
   Deficit accumulated during the development stage                    (12,545,322)          (10,319,820)
                                                                     -------------        ---------------

         TOTAL STOCKHOLDERS' EQUITY                                      3,277,255             5,554,146
                                                                     -------------        ---------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                        $   4,839,661        $    7,289,195
                                                                     =============        ===============

                   See notes to condensed financial statements

                          OMNICORDER TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                      Cumulative
                                                                                                                    For the Period
                                                                                                                   From February 7,
                                                                                                                   1997 (inception)
                                                    For the Six Months Ended             For the Quarter Ended         through
                                                            June 30,                           June 30,                June 30,
                                                     2004              2003             2004              2003           2004
                                                -----------------------------------------------------------------------------------
                                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
                                                  -----------      -----------      -----------      -----------       -----------

   Development revenues                         $     69,800     $         --      $     69,800     $         --     $      69,800

   Development costs                                  20,000               --            20,000               --            20,000
                                                -------------    -------------     ------------     ------------       -----------

     GROSS PROFIT                                     49,800               --            49,800               --            49,800
                                                -------------    -------------     ------------     ------------       -----------

OPERATING EXPENSES
------------------
   Research and development                          697,542          590,488           328,754          220,292         4,883,462
   Selling, general and administrative             1,586,974          650,527           902,714          283,074         5,659,332
   Related party legal expense                            --               --                --               --           544,881
   Write-off of public offering costs                     --               --                --               --           501,992
                                                -------------    -------------     ------------     ------------       -----------

     TOTAL OPERATING
     EXPENSES                                      2,284,516        1,241,015         1,231,468          503,366        11,589,667
                                                -------------    -------------     ------------     ------------       -----------

     OPERATING LOSS                               (2,234,716)      (1,241,015)       (1,181,668)        (503,366)      (11,539,867)

   Interest and other (income) expenses, net          (9,214)          10,770            15,289            1,111         1,005,455
                                                -------------    -------------     ------------     ------------       -----------

     NET LOSS                                   $ (2,225,502)    $ (1,251,785)     $ (1,196,957)    $   (504,477)    $ (12,545,322)
                                                =============    =============     =============    =============    ==============

   Basic and diluted net loss per share         $      (0.08)    $      (0.06)     $      (0.04)    $     (0.03)
                                                =============    =============     =============    =============

   Weighted average number of shares
     outstanding                                  29,577,400       19,826,506        29,577,400       19,957,843
                                                =============    =============     =============    =============


                  See notes to condensed financial statements.

                                                                                                      OMNICORDER TECHNOLOGIES, INC.
                                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             FOR THE PERIOD FROM FEBRUARY 7, 1997 (INCEPTION) THROUGH JUNE 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                 Additional
                                                                                     Common Stock                 Paid-in-
                                                                                Shares           Amount            Capital
                                                                           ---------------- ---------------- ---------------
Issuance of common stock to founders                                            10,301,259     $     10,301  $        6,419
Sale of common stock at $.55 per share, net of expenses of $35,164                 361,437              361         164,469
Issuance of common stock warrants to related party for legal services                   --               --          75,000
Sale of common stock warrants to related party                                          --               --          40,000
         Net loss                                                                       --               --              --
                                                                           ---------------- ---------------- ---------------

Balance at December 31, 1997                                                    10,662,696           10,662         285,888
                                                                           ---------------- ---------------- ---------------

Issuance of common stock to founders                                             2,710,858            2,711           1,689
Sale of common stock at $.55 per share, net of expenses of $62,900                 885,539              886         426,209
Issuance of common stock for research and development                              271,086              271         149,729
Issuance of common stock warrants to related party for legal services                   --               --          20,000
Cash received from sale of common stock warrant                                         --               --              --
Issuance of common stock warrants in connection with sale of bridge
 notes                                                                                  --               --         329,625
Net loss                                                                                --               --              --
                                                                           ---------------- ---------------- ---------------

Balance at December 31, 1998                                                    14,530,179           14,530       1,213,140
                                                                           ---------------- ---------------- ---------------
Conversion of bridge notes into common stock                                     1,433,015            1,433         789,192
Issuance of common stock for research and development                              135,543              136          74,864
Sale of common stock at $1.14 per share                                            945,282              945       1,073,055
         Net loss                                                                       --               --              --
                                                                           ---------------- ---------------- ---------------

Balance at December 31, 1999                                                    17,044,019     $     17,044      $3,150,251
                                                                           ---------------- ---------------- ---------------


                                                                                Deficit
                                                                              Accumulated
                                                                               During the         Stock
                                                                              Development      Subscription
                                                                                   Stage        Receivable              Total
                                                                           ----------------- ------------------- ---------------

Issuance of common stock to founders                                             $       --      $(15,070)              $1,650
Sale of common stock at $.55 per share, net of expenses of $35,164                       --             --             164,830
Issuance of common stock warrants to related party for legal services                    --             --              75,000
Sale of common stock warrants to related party                                           --       (30,000)              10,000
         Net loss                                                                 (168,516)             --           (168,516)
                                                                           ----------------- ------------------- ---------------

Balance at December 31, 1997                                                      (168,516)       (45,070)              82,964
                                                                           ----------------- ------------------- ---------------

Issuance of common stock to founders                                                     --             --               4,400
Sale of common stock at $.55 per share, net of expenses of $62,900                       --             --             427,095
Issuance of common stock for research and development                                    --             --             150,000
Issuance of common stock warrants to related party for legal services                    --             --              20,000
Cash received from sale of common stock warrant                                          --         30,000              30,000
Issuance of common stock warrants in connection with sale of bridge
 notes                                                                                   --             --             329,625
                                                                                (1,594,054)             --         (1,594,054)
Net loss
                                                                           ----------------- ------------------- ---------------

Balance at December 31, 1998                                                    (1,762,570)       (15,070)           (549,970)
                                                                           ----------------- ------------------- ---------------
Conversion of bridge notes into common stock                                             --             --             790,625
Issuance of common stock for research and development                                    --             --              75,000
Sale of common stock at $1.14 per share                                                  --             --           1,074,000
         Net loss                                                               (1,547,973)             --          (1,547,973)
                                                                           ----------------- ------------------- ---------------

Balance at December 31, 1999                                                   $(3,310,543)      $(15,070)          $ (158,318)
                                                                           ----------------- ------------------- ---------------

                   See notes to condensed financial statements

                                                                                                      OMNICORDER TECHNOLOGIES, INC.
                                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             FOR THE PERIOD FROM FEBRUARY 7, 1997 (INCEPTION) THROUGH JUNE 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                 Additional
                                                                                     Common Stock                 Paid-in-
                                                                                Shares           Amount            Capital
                                                                           ---------------- ---------------- ---------------
Issuance of common stock for research and development                              135,543   $          136  $       74,864

Issuance of common stock for services rendered                                       8,810                9          10,001
Sale of common stock at $1.14 and $1.38 per
  share for 691,269 and 924,156 shares, respectively                             1,615,425            1,615       2,058,786
Issuance of stock options and warrants for services rendered                            --               --          51,357
         Net loss                                                                       --               --              --
                                                                           ---------------- ---------------- ---------------

Balance at December 31, 2000                                                    18,803,797           18,804       5,345,259
                                                                           ---------------- ---------------- ---------------

Issuance of common stock for services rendered                                      12,322               12          29,988
Sale of common stock at $2.44 per share                                            164,294              164         399,836
Issuance of stock options and warrants for services rendered                            --               --          21,012
         Net loss                                                                       --               --             --
                                                                           ---------------- ---------------- ---------------

Balance at December 31, 2001                                                    18,980,413           18,980       5,796,095
                                                                           ---------------- ---------------- ---------------

Issuance of common stock in accordance with anti-dilution provisions               164,294              164           (164)

Sale of common stock at $1.22 and $.97 per share for 102,684
  and 385,065 shares, respectively                                                 487,749              488         499,512

Issuance of stock options and warrants for services rendered                            --               --         595,188
         Net loss                                                                       --               --                --
                                                                           ---------------- ---------------- ---------------
Balance at December 31, 2002                                                    19,632,456           19,632       6,890,631
                                                                           ---------------- ---------------- ---------------

Elimination of subscription receivable                                                  --               --        (15,070)
Sale of common stock at $.97 per share                                           1,317,849            1,318       1,282,084
Issuance of stock options and warrants for services rendered                            --               --         691,377
Issuance of common stock in accordance with antidilution provisions                107,821              108           (108)
Exercise of warrants                                                               480,274       $      480       $   (480)


                                                                                Deficit
                                                                              Accumulated
                                                                               During the         Stock
                                                                              Development      Subscription
                                                                                   Stage        Receivable            Total
                                                                           ----------------- ------------------- ---------------

Issuance of common stock for research and development                          $                 $        --      $    75,000
                                                                                      --
Issuance of common stock for services rendered                                        --                  --           10,010
Sale of common stock at $1.14 and $1.38 per
  share for 691,269 and 924,156 shares, respectively                                  --                  --        2,060,401
Issuance of stock options and warrants for services rendered                          --                  --           51,357
         Net loss                                                            (1,446,203)                  --       (1,446,203)
                                                                           ---------------    ---------------  ---------------

Balance at December 31, 2000                                                 (4,756,746)            (15,070)          592,247
                                                                           ---------------    ---------------  ---------------

Issuance of common stock for services rendered                                        --                  --           30,000
Sale of common stock at $2.44 per share                                               --                  --          400,000
Issuance of stock options and warrants for services rendered                          --                  --           21,012
         Net loss                                                            (1,675,158)                  --       (1,675,158)
                                                                           ---------------    ---------------  ---------------

Balance at December 31, 2001                                                 (6,431,904)            (15,070)        (631,899)
                                                                           ---------------    ---------------  ---------------

Issuance of common stock in accordance with anti-dilution provisions                  --                  --             --

Sale of common stock at $1.22 and $.97 per share for 102,684
  and 385,065 shares, respectively                                                    --                  --          500,000

Issuance of stock options and warrants for services rendered                          --                  --          595,188
         Net loss                                                            (1,511,997)                  --      (1,511,997)
                                                                           ---------------    ---------------  ---------------
Balance at December 31, 2002                                                 (7,943,901)            (15,070)      (1,048,708)
                                                                           ---------------    ---------------  ---------------

Elimination of subscription receivable                                                --              15,070               --
Sale of common stock at $.97 per share                                                --                   -        1,283,402
Issuance of stock options and warrants for services rendered                          --                  --          691,377
Issuance of common stock in accordance with antidilution provisions                   --                  --               --
Exercise of warrants                                                      $           --      $           --   $            --

                   See notes to condensed financial statements




                                                                                                      OMNICORDER TECHNOLOGIES, INC.
                                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             FOR THE PERIOD FROM FEBRUARY 7, 1997 (INCEPTION) THROUGH JUNE 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                 Additional
                                                                                     Common Stock                 Paid-in-
                                                                                Shares           Amount            Capital
                                                                           ---------------- ---------------- ---------------
Issuance of common shares to shareholders of company acquired in reverse         1,133,600    $       1,134   $     (1,134)
  acquisition

Net assets acquired in reverse acquisition                                              --               --          20,584
Sale of common stock for cash at $1.375 per share, net                           5,486,027            5,486       6,702,924
Conversion of Bridge Loan at $1.375 per share                                      200,000              200         274,800
Issuance of common stock for offering services                                   1,212,073            1,212         (1,212)
         Net loss                                                                       --              --              -
                                                                           ---------------    ---------------  ---------------

                                                                                29,570,100     $     29,570    $ 15,844,396
                                                                           ---------------    ---------------  ---------------
Balance at December 31, 2003
Issuance of stock options and warrants for services rendered (unaudited)                --               --          50,322
Costs incurred associated with sale of stock and reverse acquisition                    --               --       (101,711)
(unaudited)
Adjustment of Sale of common stock for cash at $1.375 per share, net                 7,300                7             (7)
(unaudited)
Net Loss (unaudited)                                                                    --               --              --
                                                                           ---------------    ---------------  ---------------
         Balance at June 30, 2004 (unaudited)                                   29,577,400     $     29,577    $ 15,793,000
                                                                           ===============    ===============  ===============


                                                                                Deficit
                                                                              Accumulated
                                                                               During the            Stock
                                                                              Development        Subscription
                                                                                   Stage          Receivable           Total
                                                                           ----------------- ------------------- ---------------

Issuance of common shares to shareholders of company acquired in reverse    $         --      $           --    $           --
  acquisition

Net assets acquired in reverse acquisition                                            --                  --           20,584
Sale of common stock for cash at $1.375 per share, net                                --                  --        6,708,410
Conversion of Bridge Loan at $1.375 per share                                         --                  --          275,000
Issuance of common stock for offering services                                        --                  --               --
         Net loss                                                            (2,375,919)                  --       (2,375,919)
                                                                           ---------------     --------------- ---------------

         Balance at December 31, 2003                                      $(10,319,820)     $            --   $    5,554,146
                                                                           ---------------     --------------- ---------------

Issuance of stock options and warrants for services rendered (unaudited)              --                  --           50,322
Costs incurred associated with sale of stock and reverse acquisition                  --                  --        (101,711)
(unaudited)
Adjustment of Sale of common stock for cash at $1.375 per share, net                  --                  --               --
(unaudited)
Net Loss (unaudited)                                                         (2,225,502)                  --      (2,225,502)
                                                                           ---------------    --------------- ---------------
         Balance at June 30, 2004 (unaudited)                              $(12,545,322)      $           --   $    3,277,255
                                                                           ==============     ===============  ===============

                   See notes to condensed financial statements

                                                                                                   OMNICORDER TECHNOLOGIES, INC.
                                                                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                              CONDENSED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Cumulative
                                                                                                           For the Period From
                                                                         For the Six Months Ended           February 7, 1997
                                                                                 June 30,                  (inception) through
                                                                           2004               2003            June 30, 2004
                                                                   ----------------- -----------------     --------------------
                                                                       (Unaudited)       (Unaudited)           (Unaudited)
                                                                   ----------------- -----------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                               $(2,225,502)     $(1,251,785)           $(12,545,322)
                                                                       ------------     ------------           -------------
Adjustments to reconcile net loss to net
    cash used in operating activities:

Depreciation and amortization                                               69,989           80,891                  688,342

Loss on disposal of net assets                                                 --               --                   20,584

Unrealized loss from foreign currency transactions                             --               --                   19,271

Warrants issued to related party for legal services                            --               --                   95,000

Issuance of stock options and warrants for services rendered                50,322          560,572               1,409,255

Issuance of common stock for services rendered                                 --               --                   40,010

Issuance of common stock for research and development                          --               --                  300,000

Amortization of original issue discount                                        --               --                  329,625

Amortization of deferred financing costs                                       --               --                  188,125

Changes in operating assets and liabilities:

Accounts receivable                                                         (69,800)             --                 (69,800)

Prepaid expenses and other current assets                                    40,507          44,525                (157,655)

Security deposit                                                             (4,500)            (85)                 (8,038)

Accounts payable and accrued expenses                                        29,541         (11,043)                 782,867

Deferred officers salaries                                                     --            47,712                 979,632
                                                                       ------------     ------------           -------------
NET CASH USED IN OPERATING ACTIVITIES                                   $(2,109,443)      $(529,213)            $(7,928,104)
                                                                       ============     ============           =============

                   See notes to condensed financial statements

                                                                                                   OMNICORDER TECHNOLOGIES, INC.
                                                                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                              CONDENSED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Cumulative
                                                                                                           For the Period From
                                                                         For the Six Months Ended           February 7, 1997
                                                                                 June 30,                  (inception) through
                                                                           2004               2003            June 30, 2004
                                                                   ----------------- -----------------     --------------------
                                                                       (Unaudited)       (Unaudited)           (Unaudited)
                                                                   ----------------- -----------------     --------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
Purchases of property and equipment                                   $   (40,535)   $    (63,821)           $      (930,130)
                                                                      ------------   -------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Proceeds from (costs of) issuance of common stock                        (101,711)        620,000                 12,522,477
Proceeds from issuance of warrants                                            --              --                      40,000
Issuance of bridge note payable                                               --              --                   1,025,000
Payment of deferred financing costs                                           --              --                    (147,500)
Proceeds from (repayments of) notes payable                              (202,185)        (66,938)                  (219,363)
                                                                      ------------   -------------           ----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (303,896)        553,062                 13,220,614
                                                                      ------------   -------------           ----------------
NET (DECREASE) INCREASE IN CASH                                        (2,453,874)        (39,972)                 4,362,380

CASH AND CASH EQUIVALENTS  - Beginning                                  6,816,254         145,282                        --
--------------------------------------                                ------------   -------------           ----------------
CASH AND CASH EQUIVALENTS  - Ending                                    $4,362,380    $    105,310            $     4,362,380
-----------------------------------                                   ===========    =============           ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
-------------------------------------
INFORMATION

Cash paid during the periods for:

Interest                                                               $    5,233         $10,770            $       961,994

Income Taxes                                                           $      --          $    --            $         4,509

Noncash financing activities:

Conversion of bridge notes                                             $      --          $    --            $     1,065,625

Conversion of accounts payable to notes payable                        $      --          $    --            $       237,861


                  See notes to condensed financial statements.

NOTE 1 - Financial Statements, Organization and Business
--------------------------------------------------------

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

Management's Liquidity Plans
----------------------------

         The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 and through June 30, 2004, in the amount of $12,545,322. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in its Form 10-KSB for the year ended December 31, 2003, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised. As of June 30, 2004, the Company had cash balances and working capital of $4,362,380 and $3,027,429, respectively and total stockholders' equity of $3,277,255. Management estimates that it will require additional cash resources, in its quarter ending June 30, 2005, based upon its current operating plan and condition. Accordingly, if the Company fails to develop adequate revenues from sales of Systems to generate adequate funding to support its operating expenses or fails to obtain additional financing through a capital transaction or other type of financing, the Company will be required to reduce its operating expenses. The Company has no commitments for additional funding. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

         The BioScanIR System has received FDA Section 510(k) clearance permitting its sale in the U.S. and CE mark approval permitting its sale in Europe.

         The Company has commenced its principal commercial operations, which includes production of systems and commencing commercial sales activities. The Company delivered its first production unit for test and evaluation to the Bergamo Hospital in 2004, and as of July 31, 2004 has four fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation. In May 2004, the Company received a purchase order for a commercial system. In addition, in June 2004, the Company completed its research and development contract with the U.S. Department of Defense's Missile Defense Agency to further develop its core sensor technology that has generated $69,800 in revenue for the Company in the quarter ended June 30, 2004.

         The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro)278,000, or $333,000 as of July 31, 2004. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications. The Company has additional commitments to purchase materials and components from other vendors aggregating $8,000 as of July 31, 2004.

NOTE 2 - Accounting Policies
----------------------------

         The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements as filed in its Form 10-KSB for the year ended December 31, 2003. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Basis of Presentation
---------------------

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

Use of Estimates
----------------

         The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with deferred income tax valuation allowance, fair value of options and warrants issued to consultants and the capitalization and depreciation of long-term assets. Actual results could differ from those estimates.

Revenue Recognition
-------------------

         The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at that time and that will comply with accounting principles generally accepted in the United States as they relate to its business practices. The Company reported development revenues in the six months ended June 30, 2004. For full disclosure of the Company's revenue recognition policies, refer to Notes to Financial Statements included in Form 10KSB for the year ended December 31, 2003.

Loss Per Common Share
---------------------

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

         Stock options and warrants to purchase approximately 4,547,319 were outstanding at June 30, 2004 which could potentially dilute basic earnings per share in the future, but which have not been included in the computation of diluted earnings per share due to losses for all periods. The inclusion of such stock options and warrants would have been antidilutive.

Stock-Based Compensation
------------------------

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

         The unaudited pro forma information is as follows:

                                                                                     Three Months      Three Months
                                            Six Months Ended   Six Months Ended        Ended              Ended
                                              June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003
                                              -------------      -------------      -------------      -------------
Net loss as reported                         $  (2,225,502)   $  (1,251,785)     $  (1,196,957)      $  (504,477)
Deduct:
Total stock-based employee compensation
     expense determined under fair
     value-based method for all awards            (300 649)         (77,384)          (269,575)          (56,640)
                                             --------------   ----------------   ----------------    ---------------

                                             $  (2,526,151)   $  (1,329,169)     $  (1,466,532)      $  (561,117)
                                             ==============   ================   ================    ==============

Basic and diluted net loss per share as
reported                                     $       (0.08)           (0.06)             (0.04)            (0.03)
                                             ==============   ================   ================    ==============
Basic and diluted pro forma net loss per
share                                        $       (0.09)   $       (0.07)     $       (0.05)      $     (0.03)
                                             ==============   ================   ================    ==============

Reclassifications
-----------------

         Certain accounts in the prior periods financial statements have been reclassified for comparative purposes to conform with the presentation of the current period's financial statements. These reclassifications have no effect on the previously reported income.

NOTE 3 - Deferred Officers Salaries
-----------------------------------

         Deferred officers salaries represents payroll amounts forgone by the CEO and former CFO aggregated $979,632 at June 30, 2004 and December 31, 2003. (See Note 6, Litigation).

NOTE 4 - Stockholders' Equity
------------------------------

Initial Capitalization and Founders' Shares
-------------------------------------------

         In February 1997 and March 1998, the Company issued to its founders 10,301,259 and 2,710,858 shares of common stock, respectively, for an aggregate of $6,050 including technology rights (valued at $4,400) transferred to the Company.

Stock Splits and Reverse Acquisition
------------------------------------

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

Private Placements
------------------

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

         In 2003, the Company issued 1,317,849 shares of common stock to various investors for aggregate proceeds of $1,238,402 at $.97 per share. Concurrent with the closing of the reverse acquisition on December 19, 2003, the Company completed a private offering of 5,686,027 (including the issuance of 200,000 common shares upon the conversion of the $275,000 Bridge Promissory Note) shares common stock at a price of $1.375 per share, with gross proceeds of $7,820,405. The Company also issued warrants to three investors to purchase an aggregate of 218,189 shares of its common stock at an exercise price of $1.50 per share for a three-year period. Prior to the completion of the reverse acquisition, the Company redeemed and cancelled 1,135,300 shares of its outstanding common stock from seven existing stockholders for a total cash consideration of $10. At the time of the completion of the reverse acquisition, private offering, related stock purchase and payment of equity-based transaction fees, OmniCorder had 29,577,400 outstanding shares of common stock, warrants to purchase 1,450,397 shares and stock options to purchase 2,781,899 shares of common stock.

         In connection with the private offering and reverse acquisition transaction, the Company incurred cash transaction expenses which reduced the proceeds as follows: (i) placement agent fees associated with the private offering of approximately $299,000, which included reimbursement of expenses that were paid on closing; (ii) investor and financial relations services fees associated with the reverse acquisition of approximately $135,000 and (iii) legal fees and reimbursement expenses associated with the reverse acquisition of approximately $223,000. Additional legal expenses associated with the transaction in the amount of $101,711 were recorded in the six months ended June 30, 2004 as a reduction of the proceeds.

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

Warrants
--------

         In 1997, the Company received $40,000 from the sale of stock warrants, to a former director of the Company who is a partner at the Company' s former law firm. These warrants entitled the holder to purchase up to $180,000 of any may issue through January 6, 2004, on the same terms and conditions as those issued. In October 2003, these warrants were exercised on a cashless basis and the Company issued 142,304 shares of common stock.

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

         No warrants were issued during the six months ended June 30, 2004. At June 30, 2004, the Company had warrants to purchase an aggregate of 1,450,397 shares of common stock outstanding.

Bridge Financing
----------------

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

Stock Option Plan
-----------------

         The Company may grant stock options under its 1998 Stock Option Plan (the "Plan") to employees and consultants. The maximum amount of shares that may be optioned under the Plan is 4,435,000. During the six months ended June 30, 2004, the Company awarded stock options to purchase 250,646 shares of common stock to employees and stock options to purchase 12,750 shares of common stock to a consultant. At June 30, 2004, options to purchase 3,096,922 shares of common stock were outstanding. These options have exercise prices ranging from $.55 to $4.40 per share.

NOTE 5 - License Agreements
---------------------------

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

Caltech License Agreement
-------------------------

         In September 1997, the Company entered into an option agreement with the California Institute of Technology ("Caltech"), which grants the Company the right to enter into an exclusive license to exploit Caltech' s infrared radiation detection technology in the field of detection of infrared radiation for commercial medical applications. In addition, the Company has the right to sublicense this technology. The Company is obligated to pay Caltech a royalty based on revenues derived from licensed products and services and from sublicenses. As of June 30, 2004, the Company has issued Caltech 542,172 shares of its common stock in connection with the license agreement. The license may be cancelled at Caltech' s option if it has not received minimum license fees of $10,000 in any one-year period commencing June 30, 1999. The license continues in effect for as long as the patent rights remain effective, which will be until 2018 through 2020, depending on the relevant patent.

         While in effect, the agreement requires that the Company pay 50% of all attorney fees in connection with preparation, filing and prosecution, issuance and maintenance of the licensed patent rights in the United States. The Company is also obligated to pay 100% of patent costs in foreign jurisdictions.

The Lockheed Martin License Agreement
-------------------------------------

         The Company has entered into an exclusive licensing agreement with Lockheed Martin Corporation ("Lockheed") as of September 18, 1998. Pursuant to this agreement, the Company was given the exclusive license to exploit, worldwide, all biomedical applications of certain enhanced infrared detector technologies know as Enhanced Quantum Well Infrared Photodetectors ("EQWIP").

         The EQWIP technology is protected by a patent owned by Lockheed. In order to maintain exclusivity, the Company is subject to a number of milestones it must meet relating to royalty generation, development of markets and territories, utilization of the EQWIP technology in certain percentages of the Company' s installed base of diagnostic equipment and required levels of royalty generating installations. As of June 30, 2004, the Company was not subject to the minimum number of royalty generating installations specified in the exclusive license agreement. This minimum requirement is predicated on the performance of a third party manufacturer to provide a product using EQWIP technology. As of June 30, 2004, no third party manufacturer has provided a product using this technology.

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

NOTE 6 - Commitments and Contingencies
--------------------------------------

Purchase Commitments
--------------------

         The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH in the amount of (euro)278,000 or $333,000 as of July 31, 2004. The Company has additional commitments to purchase materials and components from other vendors aggregating $8,000 as of July 31, 2004.

Operating Lease Commitments
---------------------------

         The Company leases facilities under two leases and a short-term office suite arrangement, which expire over various times through May 2005.

         Future annual minimum lease payments under noncancelable operating leases and arrangements as of June 30, 2004 are as follows:

                                                     Amount
Six Months Ending December 31, 2004                $  25,000
Year Ending December 31, 2005                         15,000
                                                   ---------
Total                                              $  40,000
                                                   =========
         Rent expense charged to operations for the six months ended June 30, 2004 and 2003 and for the period February 7, 1997 (inception) to June 30, 2004 amounted to $26,467, $12,893, and $159,126, respectively.

Clinical Study Agreement
------------------------

         In 2000, the Company entered into an agreement with a medical institution to conduct a clinical study of the BioScanIR system as an auxiliary imaging modality in assessment of patients with cancer. The Company will provide a non-exclusive, non-royalty bearing license to the medical institution, for the duration of this agreement. The Company did not incur research and development expenses in the quarters ended June 30, 2004 and 2003, and incurred $118,000 for the period from February 7, 1997 (inception) to June 30, 2004.

Litigation
----------

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

         On July 23, 2004, the District Court granted, in part, the Company's motion to dismiss. The Court dismissed claims relating to 2,501,328 stock options, which were to expire in April 2005, as unripe for adjudication. The Court found that a justiciable dispute existed with respect to 36,966 options which expired on April 1, 2004. The Company moved to dismiss the deferred salary claim based on an arbitration provision in Plaintiff's employment agreement. The Court declined to dismiss the deferred salary claim, but ordered the parties to conduct limited discovery on the validity of the employment agreement and revisit the issue on summary judgment.

         While the ultimate outcome of this matter cannot presently be determined with certainty, the Company continues to believe the remaining claims are without merit and intends to vigorously defend the claims in this lawsuit. Management of the Company believes that its provision for such in the accompanying financial statements is adequate at June 30, 2004. The Company does not believe that this litigation will have a material adverse effect on the business, financial condition, liquidity or operating results of the Company.

Employment Agreements
---------------------

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

NOTE 7 - Related Party Transactions
-----------------------------------

         The Company purchases its Directors and Officers and General Liability Insurance policies from a company in which a member of its Board of Directors is the Chairman. Policy premiums for the 2003/2004 policy years approximated $223,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Discussion of Financial Condition, Changes in Financial Condition and Results of
--------------------------------------------------------------------------------
Operations and Management's Liquidity Plans
-------------------------------------------

         We have a deficit accumulated during the development stage, which commenced on February 7, 1997 and through June 30, 2004 in the amount of $12,545,322. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in our Form 10-KSB, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised. As of June 30, 2004, we had cash balances and working capital of $4,362,380 and $3,027,429, respectively and total stockholders' equity of $3,277,255.

         We estimate that we will require additional cash resources in our quarter ending June 30, 2005 based upon our current operating plan and condition. Accordingly, if we fail to develop adequate revenues from sales of Systems to generate adequate funding to support our operating expenses or fail to obtain additional financing through a capital transaction or other type of financing, we will be required to reduce our operating expenses. We have no commitments for additional funding. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

         Operations required cash of $2,109,443 for the six months ended June 30, 2004 compared to $529,213 required for the six months ended June 30, 2003 as we further develop our technology for commercialization and in support of increased sales, technical and administrative staff.

         The BioScanIR System has received FDA Section 510(k) clearance permitting its sale in the US, and CE mark approval permitting its sale in Europe.

         We have commenced our principal commercial operations, which includes production of systems and commencing commercial sales activities. We delivered our first production unit for test and evaluation to the Bergamo Hospital in 2004, and as of July 31, 2004 have four fully functional prototype or commercial units installed in various US and European medical institutions for testing and evaluation. We received our first purchase order for a commercial system and anticipate delivery of that system by September 30, 2004 and payment to take place in the fourth quarter of 2004. In addition, in June 2004, we completed a research and development contract with the US Department of Defense's Missile Defense Agency to further develop its core sensor technology that generated $69,800 in revenue for us in the quarter ended June 30, 2004.

         We have committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $333,000 as of July 31, 2004. These systems and components utilize QWIP technology, for which we are the exclusive licensee. We have additional commitments to purchase materials and components from other vendors aggregating $8,000 as of July 31, 2004.

REVENUE MODEL

         Our typical expected revenue model includes an initial, one-time up-front fee that includes licensing, installation and training an additional annual maintenance fee and a variable transaction fee per patient exam. This model is expected to generate sufficient user fees within one year to recoup the cost of the installation. Other revenue generated by the annual license fees from third parties (pharmaceutical and medical device companies) and other strategic licensees will depend upon the scope and terms of the license. We estimate that the effective lifespan of our system in the field is four to five years. For a discussion of the accounting policies we intend to employ with respect to revenue recognition, inventory and capitalized costs, please refer to the "Summary of Significant Accounting Policies-Basis of Presentation" in the Notes to our Financial Statements included in the December 31, 2003 Form 10KSB. Based upon the circumstances at the time, we will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to our business practices, including licensing, lease/rental, and outright sale. Since we have not generated any significant revenues to date, our expected revenue model may change as market conditions dictate. As discussed below, we reported development revenues in the six months ended June 30, 2004 and applied the accounting principles referred to in our 2003 Form 10-KSB.

RESULTS OF OPERATIONS

         The following represents a summary of the results of operations for the three months ended June 30, 2004 and 2003:

                                              June 30, 2004     June 30, 2003
                                               (Unaudited)       (Unaudited)
                                              -------------     ------------
Development Revenues                          $      69,800               0
Development Costs                                    20,000               0
                                              -------------     ------------
Gross Profit                                         49,800               0
                                              -------------     ------------
OPERATING EXPENSES
     Research and development                       328,754         220,292
     Selling, general and administrative            902,714         283,074
                                              -------------     ------------
     Total Operating Expenses                     1,231,468         503,366
                                              -------------     ------------
     Operating Loss                              (1,181,668)       (503,366)
Interest and other (income) expenses, net            15,289           1,111
                                              -------------     ------------
         Net Loss                             $  (1,196,957)   $   (504,477)
                                              ==============   =============
Basic and diluted net loss per share          $       (0.04)   $      (0.03)
                                              ==============   =============
Weighted average number of
  shares Outstanding                             29,577,400      19,947,843
                                              ==============   =============

THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         NET LOSS. We had a net loss of $1,196,957 and $504,477 in the three months ended June 30, 2004 and 2003, respectively. As more fully described below, we have been a development stage enterprise since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement, which has enabled us to continue product development, build our administrative organization and promote the sales and marketing of BioScanIR System through expanding direct sales and other marketing activities. Losses for the quarters included non-cash compensation costs for option and warrant awards of $12,806 in the quarter ended June 30, 2004 as compared to $84,544 in the quarter ended to June 30, 2003, which costs are included in the results of operations.

         DEVELOPMENT REVENUES. There was $69,800 in revenue for the three months ended June 30, 2004 as compared to $0 for the three month ended June 30, 2003. The revenue generated was due to the completion of a research and development contract with the Department of Defense as previously disclosed in our Form 10-KSB for year ended December 31, 2003. We are still a development stage enterprise.

         DEVELOPMENT COSTS. There were $20,000 in development costs for the three months ended June 30, 2004 as compared to $0 for the three months ended June 30, 2003. There were no revenues in the three months period of 2003 and no associated development costs were incurred.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense increased by $108,462, or 49% to $328,754 from $220,292, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and is expected to continue to increase as we employ new technical personnel and consultants in the development of its BioScanIR technology, purchases materials and components for development and expands its facilities. Cash proceeds from private placements in 2003 provided the funding for these activities, which were more limited in 2002. Refer to the Statement of Stockholders Equity included in the Financial Statements for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

         Significant components of the increase in the three months ended June 30, 2004 as compared to June 30, 2003 were: Technical salaries and consulting increased by $96,456 to $134,595 from $38,139; Business meals and travel decreased by $4,351 to $40,002 from $44,353.

         Expenses for materials used in research and development increased $36,790 to $38,423 in the three months ended June 30, 2004 from $1,633 in the three months ended June 30, 2003 as the Company continues its product development.

         We incurred $14,683 in printing and reproduction costs in the three months ended June 30, 2004 compared to $0 expensed in the three months ended June 30, 2003. Most of the costs were to reproduce technical reports on the product.

         In the three months ended June 30, 2004, patent expenses decreased $44,360 to $20,690 from $65,050 in the three months ended June 30, 2003. There were no new patents filed in the 2004 period as compared to approximately $28,000 foreign patent applications filed in the 2003 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("S, G&A") increased by $619,640, or 219%, to $902,714 from $283,074 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The level of S, G&A expenses increased in 2004 as we hired administrative, marketing and sales personnel. Significant components of the increase in the three months ended June 30, 2004 as compared to June 30, 2003 were:

         Insurance (including Directors and Officers liability) increased $39,166 to $58,688 from $19,522.

         Sales and administrative payroll and payroll related expenses increased $250,726 to $380,819 from $130,093. Meetings and seminars were $24,423 in the three months ended June 30, 2004 compared to $0 for the three months ended June 30, 2003.

         Effective December 19, 2003, we became a public company. Consequently, legal and accounting costs have increased, as have the administrative costs of enhancing the company's systems and procedures and accounting controls to comply with rules and regulations of the Securities and Exchange Commission, including the Sarbanes-Oxley Act. Accounting expense incurred in the three months ended June 30, 2004 increased by $92,292 to $98,642 as compared to $6,350 in the three months ended June 30, 2003. In the three months ended June 30, 2004, legal costs increased by $113,514 to $137,093, compared to $23,579 during the three months ended June 30, 2003.

         In the three months ended June 30, 2004, investor relations expenses including rent paid for our New York City location were $72,902 compared to $0 for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         The following represents a summary of the results of operations for the six months ended June 30, 2004 and 2003:


                                              June 30, 2004     June 30, 2003
                                               (Unaudited)       (Unaudited)
                                              -------------     ------------
Development Revenues                               69,800       $          0
Development Costs                                  20,000                  0
                                              -------------     ------------
Gross Profit                                       49,800                  0
                                              -------------     ------------
OPERATING EXPENSES
     Research and development                     697,542            590,488

     Selling, general and administrative        1,586,974            650,527
                                              -------------     ------------
     Total Operating Expenses                   2,284,516          1,241,015
                                              -------------     ------------
     Operating Loss                            (2,234,716)        (1,241,015)
Interest and other (income) expenses, net          (9,214)            10,770
                                              -------------     ------------
         Net Loss                             $(2,225,502)         1,251,785
                                              ==============   =============
Basic and diluted net loss per share                (0.08)             (0.06)
                                              ==============   =============
Weighted average number of shares Outstanding  29,577,400         19,826,506
                                              ==============   =============

         NET LOSS. For the six months ended June 30, 2004 the net loss was $2,225,502 compared to $1,251,785 in the six months ended June 30, 2003. We have been a development stage enterprise and have had a cumulative net loss of $12,545,322 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement, which has enabled us to continue product development, build our administrative organization and promote the sales and marketing of BioScanIR System through expanding direct sales and other marketing activities. Losses for the quarters included non-cash compensation costs for option and warrant awards of $50,322 in the six months ended June 30, 2004 as compared to $560,572 in the six months ended to June 30, 2003, which costs are included in the results of operations.

         DEVELOPMENT REVENUES. There was $69,800 in revenue for the six months ended June 30, 2004 as compared to $0 for the six month ended June 30, 2003. The revenue generated was due to completion of a research and development contract with the Department of Defense as previously disclosed on our Form 10-KSB for year ended December 31, 2003. We are still a development stage enterprise.

         DEVELOPMENT COSTS. There was $20,000 in development costs for the six months ended June 30, 2004 as compared to $0 for the six months ended June 30, 2003. There were no revenues in the six months period of 2003 and no associated development costs were incurred.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense increased by $107,054, or 18% to $697,542 from $590,488, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and is expected to continue to increase as we employ new technical personnel and consultants in the development of our BioScanIR technology, purchases materials and components for development and expands our facilities. Cash proceeds from private placements in 2003 provided the funding for these activities, which were more limited in 2002. Refer to the Statement of Stockholders Equity included in the Financial Statements for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

         Significant components of the increase in the six months ended June 30, 2004 as compared to June 30, 2003 were: Recruitment expense increased by $14,111 to $14,416 from $305; business meals and travel increased by $33,628 to $98,750 from $65,122. Increased staff and travel attributes to the $11,374 increase in telephone expenses in the six month period ended June 30, 2004 to $23,288 from $11,914 incurred in the six months ended June 30, 2003.

         Expenses for materials used in research and development increased $60,834 to $70,247 in the six months ended June 30, 2004 from $9,413 in the six months ended June 30, 2003 as we continue our product development.

         We incurred $22,377 in printing and reproduction costs in the six months ended June 30, 2004 compared to $8,019 expensed in the six months ended June 30, 2003. Most of the costs were to reproduce technical reports on the product.

         In the six months ended June 30, 2004, patent expenses decreased $38,410 to $43,394 from $81,804 in the six months ended June 30, 2003. There were no new patents filed in the 2004 period as compared to approximately $28,000 foreign patent applications filed in the 2003 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $936,447, or 144%, to $1,586,974 from $650,527 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The level of S, G&A expenses increased in 2004 as we hired administrative, marketing and sales personnel. Significant components of the increase in the six months ended June 30, 2004 as compared to June 30, 2003 were: insurance increased $86,004 to $116,880 from $30,876. The premium for Directors and Officers Insurance attributed to most of the increased expense. Sales and administrative payroll and payroll related expenses increased $417,679 to $610,161 from $192,482. Nine new employees were hired in the six months ended June 30, 2004.

         Effective December 19, 2003, we became a public company. Consequently, legal and accounting costs have increased, as have the administrative costs of enhancing our systems and procedures and accounting controls to comply with rules and regulations of the Securities and Exchange Commission, including the Sarbanes-Oxley Act. Accounting expense incurred in the six months ended June 30, 2004 increased by $228,109 to $238,084 as compared to $9,975 in the six months ended June 30, 2003. Legal and other professional fees increased $220,153 in the six months ended June 30, 2004 to $221,106 from $953 in the six months ended June 30, 2003. Consulting fees decreased by $278,796 to $146,335 from $425,131 in the six months ended June 30, 2004.

         In the six months ended June 30, 2004, investor relations expenses including rent paid for our new New York City location was $108,057 compared to $0 for the six months ended June 30, 2003. Travel and related expenses for our investor relation and sales staff was $63,444 for the six months ended June 30, 2004 compared to $0 for the six months ended June 30, 2003.

         We incurred $55,628 in expenses for meetings and seminars for its employees during the six months ended June 30, 2004 compared to $0 costs during six months ended June 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2004 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Controller and PFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and Controller, concluded that the Company's disclosure controls are effective, except as described in the following paragraphs.

         Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable condition relate to the December 31, 2003 financial close process.

         Certain adjustments were identified in the annual audit process related to the recording of stock-based compensation. Certain of these adjustments with respect to stock-based compensation and expenses incurred in connection with the private placement were made to the unaudited financial statements for the quarter ended March 31, 2004.

         Given these reportable conditions, management devoted additional resources to resolving questions that arose during our year-end audit and quarterly March 31, 2004 and June 30, 2004 SAS 100 review. As a result, we are confident that our financial statements for the quarter ended June 30, 2004 fairly present, in all material respects, our financial condition and results of operations.

         The reportable conditions have been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial close processes. As part of this commitment, we hired an additional employee dedicated to financial controls in March 2004. We intend to complete a review of our financial close process and define and implement needed improvements in the tracking of the granting and approval of stock option grants in the quarter ending September 30, 2004.

         There has been no change in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         On March 8, 2003, our former Chief Financial Officer ("CFO"), filed a declaratory judgment action against us in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options as well as approximately $462,000 in deferred salary.

         On July 23, 2004, the District Court granted, in part, our motion to dismiss. The Court dismissed claims relating to 2,501,328 stock options, which were to expire in April 2005, as unripe for adjudication. The Court found that a justiciable dispute existed with respect to 36,966 options which expired on April 1, 2004. We moved to dismiss the deferred salary claim based on an arbitration provision in Plaintiff's employment agreement. The Court declined to dismiss the deferred salary claim, but ordered the parties to conduct limited discovery on the validity of the employment agreement and revisit the issue on summary judgment.

         While the ultimate outcome of this matter cannot presently be determined with certainty, we continue to believe the remaining claims are without merit and intends to vigorously defend the claims in this lawsuit. We believe that our provision for such in the accompanying financial statements is adequate at June 30, 2004. We do not believe that this litigation will have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

EXHIBIT NO.                                       DESCRIPTION

2.1 Agreement of Purchase and Sale, dated as of December 19, 2003, between Promos, Inc. and OmniCorder Technologies, Inc.(1)

3.1      Certificate of Incorporation of OmniCorder Technologies, Inc.(3)

3.2      By-laws of OmniCorder Technologies, Inc.(3)

4.1      Form of Lead Investor Warrant.(3)

10.1 Employment Agreement, dated as of December 19, 2003, between Mark A. Fauci and OmniCorder Technologies, Inc.(1)

10.2 Indemnification Agreement, dated as of December 19, 2003, among Promos, Inc., Judith F. Harayda and Stephan R. Levy.(1)

10.3     Form of Private Placement Subscription Agreement.(1)

10.4     Registration Rights Letter of Promos, Inc.(1)

10.5     OmniCorder Technologies, Inc. 1998 Stock Option Plan, as amended.(2)

10.6 License Agreement, dated as of May 11, 1998, between California Institute of Technology and OmniCorder Technologies, Inc., with amendments.(3)

10.7 Exclusive License Agreement, dated as of September 29, 1998, between Lockheed Martin Corporation and OmniCorder Technologies, Inc.(3)

10.8 Option Agreement, dated March 19, 1997, between Michael A. Anbar and OmniCorder Technologies, Inc., with amendments.(3)

10.9 Exclusive Sale Agreement, dated February 2000, between AEG Infrarot-Module GmbH and OmniCorder Technologies, Inc.(3)

10.10 Agreement, dated August 12, 2003, between the Department of Defense and OmniCorder Technologies, Inc.(3)

10.11 Employment Agreement, dated as of February 9, 2004, between Loring D. Andersen and OmniCorder Technologies, Inc.

14.1     Code of Business Conduct and Ethics.(3)

31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).

99.1     Audit Committee Charter.(3)

99.2     Compensation Committee Charter.(3)

99.3     Nominations and Governance Committee Charter.(3)

-------------------

         (1) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K, dated December 19, 2003 (filed on January 5, 2004).

         (2) Incorporated by reference from the exhibits filed with the definitive Information Statement on Schedule 14C, dated February 3, 2004 (filed on February 3, 2004).

         (3) Incorporated by reference from the exhibits filed with the Annual Report on Form 10-KSB for the year ended December 31, 2003 (filed on April 15,
2004).

         (b) Reports on Form 8-K.

         None for the quarter ended June 30, 2004

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OMNICORDER TECHNOLOGIES, INC.

Date:  August 16, 2004               By:  /s/ Mark A. Fauci
                                          -------------------------------------
                                          Mark A. Fauci
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                     By:  /s/ Celia Schiffner
                                          -------------------------------------
                                          Celia Schiffner
                                          Controller
                                          (Principal Financial Officer)