Form 10QSB
period 2004-09-30
OMNICORDER TECHNOLOGIES INC
filed 2004-11-12
CIK 1096182

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


FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004                  COMMISSION FILE NUMBER: 0-27943



                                 _______________


                          OMNICORDER TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                          11-3386214
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

       12-8 TECHNOLOGY DRIVE
       EAST SETAUKET, NEW YORK                              11733-4049
-------------------------------                  -------------------------------
     (Address of principal                                  (Zip Code)
      executive offices)

--------------------------------------------------------------------------------

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's Common Stock as of November 11, 2004 was 29,592,400 shares.


================================================================================

                          OMNICORDER TECHNOLOGIES, INC.
                 SEPTEMBER 30, 2004 FORM 10-QSB QUARTERLY REPORT

                                      INDEX

                                                                                                      Page
PART I

Item 1.    Financial Information...................................................................... 1
           Condensed Balance Sheets................................................................... 2
           Condensed Statements of Operations......................................................... 3
           Condensed Statement Of Stockholders' Equity................................................ 4
           Condensed Statements Of Cash Flows......................................................... 5
           Notes to Financial Statements.............................................................. 7

Item 2     Management's Discussion and Analysis or Plan of Operation.................................. 18

Item 3.    Controls and Procedures.................................................................... 24


PART II

Item 1.    Legal Proceedings.......................................................................... 25

Item 6.    Exhibits and Reports on Form 8-K........................................................... 26


                                     PART I



ITEM 1.  FINANCIAL INFORMATION



                          OMNICORDER TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                 September 30, 2004      December 31, 2003
                                                                 ------------------      -----------------
                                                                    (Unaudited)
CURRENT ASSETS
--------------
   Cash and cash equivalents                                           $3,135,909           $6,816,254
   Accounts receivable                                                     69,800                   --
   Prepaid expenses and other current assets                              156,687              198,162
                                                                 ------------------      -----------------
         Total current assets                                           3,362,396            7,014,416

   Property and equipment, net                                            208,664              271,241
   Other assets                                                            54,700                3,538
                                                                 ------------------      -----------------

         TOTAL ASSETS                                                  $3,625,760           $7,289,195
                                                                 ==================      =================


                                See notes to condensed financial statements.


                          OMNICORDER TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                 September 30, 2004      December 31, 2003
                                                                 ------------------      -----------------
                                                                      (Unaudited)
CURRENT LIABILITIES
-------------------
   Notes payable                                                      $         --        $      239,952
   Accounts payable and accrued expenses                                   498,689               515,465
   Deferred officers salaries                                              979,632               979,632
                                                                 ------------------      -----------------

         Total current liabilities                                       1,478,321             1,735,049

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
--------------------
   Preferred stock, $.01 par value, 10,000,000 shares                           --                    --
     authorized; no shares issued and outstanding
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 29,592,400 and 29,570,100 shares issued and
     outstanding, respectively.                                             29,592                29,570
   Additional paid-in capital                                           15,836,485            15,844,396
   Deficit accumulated during the development stage                    (13,718,638)          (10,319,820)
                                                                 ------------------      -----------------

         Total stockholders' equity                                      2,147,439             5,554,146
                                                                 ------------------      -----------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                       $    3,625,760        $    7,289,195
                                                                 ==================      =================

                   See notes to condensed financial statements


                          OMNICORDER TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                Cumulative
                                                                                                              For the Period
                                                                                                                   From
                                                                                                               February 7,
                                                                                                             1997 (inception)
                                             For the Nine Months Ended       For the Three Months Ended          through
                                                   September 30,                    September 30,             September 30,
                                                2004           2003             2004            2003               2004
                                           -----------------------------------------------------------------------------------
                                            (Unaudited)       (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)

   Development revenues                       $     69,800     $        --     $       --      $      --         $69,800

   Development costs                                20,000              --             --             --          20,000
                                               ------------    ------------   ------------    -----------   ------------

     GROSS PROFIT                                   49,800              --             --             --          49,800
                                               ------------    ------------   ------------    -----------   ------------

OPERATING EXPENSES
------------------
   Research and development                      1,016,422         916,140        318,880        278,425       5,202,342
   Selling, general and administrative           2,446,288         928,511        859,314        325,211       6,518,646
   Related party legal expense                          --              --             --             --         544,881
   Write-off of public offering costs                   --              --             --             --         501,992
                                               ------------    ------------   ------------    -----------   ------------
     TOTAL OPERATING
     EXPENSES                                    3,462,710       1,844,651      1,178,194        603,636      12,767,861
                                               ------------    ------------   ------------    -----------   ------------

     OPERATING LOSS                             (3,412,910)     (1,844,651)    (1,178,194)      (603,636)    (12,718,061)

   Interest and other (income)
    expenses, net                                  (14,092)         16,103         (4,878)         5,333       1,000,577
                                               ------------    ------------   ------------    -----------   -------------

     NET LOSS                                  $(3,398,818)    $(1,860,754)   $(1,173,316)     $(608,969)   $(13,718,638)
                                               ============    ============   ============    ===========   =============


   Basic and diluted net loss per share             $(0.11)         $(0.09)        $(0.04)        $(0.03)
                                               ============    ============   ============    ===========
   Weighted average number of shares
     outstanding                                29,579,433      20,066,330     29,583,433     20,399,477
                                               ============    ============   ============    ===========


                                      See notes to condensed financial statements.


                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                      FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH SEPTEMBER 30, 2004

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                                       During the
                                                               Common Stock           Additional       Development
                                                             Shares      Amount     Paid-in-Capital       Stage             Total
                                                          -----------------------------------------------------------------------
Balance at January 1, 2004                               $29,570,100    $29,570       $15,844,396     $(10,319,820)   $ 5,554,146
Issuance of stock options and warrants for
   services rendered (unaudited)                                  --         --            50,322                --        50,322

Costs incurred associated with sale of stock
   and reverse acquisition (unaudited)                            --         --          (101,711)               --      (101,711)

Adjustment of sale of common stock for cash
   at $1.375 per share, net (unaudited)                        7,300          7                (7)               --            --

Issuance of stock granted for services
   rendered (unaudited)                                       15,000         15            43,485                --        43,500

Net loss (unaudited)                                              --         --                --        (3,398,818)   (3,398,818)
                                                          ----------    -------       -----------      -------------   -----------

         Balance at September 30, 2004 (unaudited)       $29,592,400    $29,592       $15,836,485      $(13,718,638)  $ 2,147,439
                                                          ==========    =======       ===========      =============  ============

                                                 See notes to condensed financial statements


                                                                                  OMNICORDER TECHNOLOGIES, INC.
                                                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                                             CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                     Cumulative For
                                                                                                     the Period From
                                                                                                    February 7, 1997
                                                                                                       (inception)
                                                                   For the Nine Months Ended             through
                                                                          September 30,               September 30,
                                                                      2004              2003              2004
                                                                ----------------------------------------------------
                                                                   (Unaudited)         (Unaudited)     (Unaudited)
                                                                ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                           $  (3,398,818)    $  (1,860,754)    $(13,718,638)
                                                                   --------------    --------------    -------------
Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation and amortization                                            104,324           123,667          722,677
Loss on disposal of net assets                                                --                --           20,584
Unrealized loss  from foreign currency transactions                           --                --           19,271
Warrants issued to related party for legal services                           --                --           95,000
Issuance of stock options and warrants for services rendered              50,322           637,627        1,409,255
Issuance of common stock for services rendered                            43,500                --           83,510
Issuance of common stock for research and development                         --                --          300,000
Amortization of original issue discount                                       --                --          329,625
Amortization of deferred financing costs                                      --                --          188,125
Changes in operating assets and liabilities:
Accounts receivable                                                      (69,800)               --          (69,800)
Prepaid expenses and other current assets                                 45,509            59,063         (152,651)
Other assets                                                             (51,162)              (85)         (54,700)
Accounts payable and accrued expenses                                    (16,776)           55,943          736,548
Deferred officers salaries                                                    --             71,692          979,632
                                                                   --------------    --------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                $(3,292,901)        $(912,847)     $(9,111,562)
                                                                   --------------    --------------    -------------

                                                     See notes to condensed financial statements.




                                                                                         OMNICORDER TECHNOLOGIES, INC.
                                                                                      (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                    CONDENSED STATEMENTS OF CASH FLOWS


                                                                     For the Nine Months Ended       Cumulative For
                                                                             September 30,           the Period From
                                                                                                    February 7, 1997
                                                                                                       (inception)
                                                                                                         through
                                                                                                      September 30,
                                                                          2004              2003              2004
                                                                -----------------------------------------------------
                                                                      (Unaudited)        (Unaudited)    (Unaudited)
                                                                -----------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
Purchases of property and equipment                                  $   (45,781)  $       (63,820)   $   (935,376)
                                                                -----------------  ----------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from (costs of) issuance of common stock                       (101,711)          880,706      12,522,477
Proceeds from issuance of warrants                                             --               --          40,000
Issuance of bridge note payable                                                --               --       1,025,000
Payment of deferred financing costs                                            --               --        (147,500)
Proceeds from common stock to be issued                                        --          402,697              --
Proceeds from (repayments of) notes payable                             (239,952)          (88,763)       (257,130)
                                                                -----------------  ----------------   -------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (341,663)        1,194,640      13,182,847
                                                                -----------------  ----------------   -------------

NET (DECREASE) INCREASE IN CASH and CASH EQUIVALENTS                  (3,680,345)          217,973       3,135,909

CASH AND CASH EQUIVALENTS  - Beginning                                 6,816,254           145,282              --
--------------------------------------                          -----------------  ----------------   -------------

CASH AND CASH EQUIVALENTS  - Ending                                   $3,135,909          $363,255      $3,135,909
--------------------------------------                          =================  ================   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

Cash paid during the periods for:

Interest                                                              $    5,990          $ 16,103     $   962,751

Income Taxes                                                          $       --          $    --      $     4,509

Noncash financing activities:

Conversion of bridge notes                                            $       --          $    --      $ 1,065,625

Conversion of accounts payable to notes payable                       $       --          $    --      $   237,861



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

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2003 Annual Report on Form 10-KSB. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

       Management's Liquidity Plans
       ----------------------------
       The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through September 30, 2004, in the amount of $13,718,638. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in its Form 10-KSB for the year ended December 31, 2003, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised. As of September 30, 2004, the Company had cash balances and working capital of $3,135,909 and $1,884,075, respectively and total stockholders' equity of $2,147,439. Management estimates that it will require additional cash resources, in its quarter ending June 30, 2005, based upon its current operating plan and condition. Accordingly, if the Company fails to develop adequate revenues from sales of Systems to generate adequate funding to support its operating expenses or fails to obtain additional financing through a capital transaction or other type of financing, the Company will be required to reduce its operating expenses. The Company has engaged two investment banking firms to seek additional funding for the Company and paid these firms retainers totaling $37,000, which is included in "other assets". The Company has no commitments for additional funding. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

       The BioScanIR System has received FDA Section 510(k) clearance, permitting its sale in the U.S., and CE mark approval permitting its sale in Europe.

       On November 1, 2004 the Company delivered the new cancer therapy monitoring configuration of its BioScanIR System to the Cleveland Clinic for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy. As of November 10, 2004, the Company has five fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation. In May 2004, the Company received a purchase order for a commercial system which will be shipped in the fourth quarter of 2004. In addition, the Company completed its research and development contract with the U.S. Department of Defense's Missile Defense Agency to further develop its core sensor technology that has generated $69,800 in revenue for the Company in the quarter ended June 30, 2004.

       The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro)278,000, or $333,000 as of October 31, 2004. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications. The Company has additional commitments to purchase materials and components from other vendors aggregating $8,000 as of October 31, 2004.


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

       Revenue Recognition
       -------------------
       The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at that time and that will comply with accounting principles generally accepted in the United States as they relate to its business practices. The Company reported development revenues in the nine months ended September 30, 2004. For full disclosure of the Company's revenue recognition policies, refer to Notes to Financial Statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

       Stock options and warrants to purchase approximately 4,548,027 were outstanding at September 30, 2004, which could potentially dilute basic earnings per share in the future, but which have not been included in the computation of diluted earnings per share due to losses for all periods. The inclusion of such stock options and warrants would have been antidilutive.

       Stock-Based Compensation
       ------------------------
       In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation
       - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

       The unaudited pro forma information is as follows:

                                                 Nine Months                            Three Months        Three Months
                                               Ended September   Nine Months Ended         Ended               Ended
                                                  30, 2004       September 30, 2003  September 30, 2004  September 30, 2003
                                              -----------------------------------------------------------------------------
       Net loss as reported                    $  (3,398,818)     $  (1,860,754)      $  (1,173,316)      $  (608,969)
       Deduct:
       Total stock-based employee
        compensation expense
        determined under fair value
        based method for all awards                 (325.900)          (155,865)            (10,753)          (85,653)
                                               --------------     --------------      --------------      ------------
                                               $  (3,724,718)     $  (2,016,619)      $  (1,184,069)      $  (694,622)
                                               ==============     ==============      ==============      ============
       Basic and diluted net loss per
        share as reported                      $       (0.11)     $       (0.09)      $       (0.04)      $     (0.03)
                                               ==============     ==============      ==============      ============

       Basic and diluted pro forma net
        loss per share                         $       (0.13)     $       (0.10)      $       (0.04)      $     (0.04)
                                               ==============     ==============      ==============      ============

       Reclassifications
       -----------------
       Certain accounts in the prior periods financial statements have been reclassified for comparative purposes to conform with the presentation of the current period's financial statements. These reclassifications have no effect on the previously reported income.

       Recently Issued Accounting Pronouncements
       -----------------------------------------
       In March 2004, The Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The application of this consensus did not have a material effect on the Company's financial position or results of operations.

       In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share " ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on the Company's calculation of EPS.

       In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on the Company's calculation of EPS.


NOTE 3 - Deferred Officers Salaries
-----------------------------------

       Deferred officers salaries represents payroll amounts forgone by the CEO and former CFO, which aggregated $979,632 and $979,632, at September 30, 2004 and December 31, 2003, respectively. (See Note 6, Litigation).


NOTE 4 - Stockholders' Equity
------------------------------

       Initial Capitalization and Founders' Shares
       -------------------------------------------
       In February 1997 (inception) and March 1998, the Company issued to its founders 10,301,259 and 2,710,858 shares of common stock, respectively, for an aggregate of $6,050, including technology rights (valued at $4,400) transferred to the Company.

       Stock Splits and Reverse Acquisition
       ------------------------------------
       In August 1998, the Company's Board of Directors approved a 2.2 for 1 stock split on its common stock and in September 2001, the Company's Board of Directors approved a 3 for 1 stock split on its common stock. On December 19, 2003, the Company completed the reverse acquisition transaction with Promos, Inc. This resulted in the issuance of 2.054 shares of Promos, Inc. (subsequently renamed OmniCorder Technologies, Inc.) for each outstanding share of the original OmniCorder, and the corresponding adjustment of the number of options and warrants and their exercise prices. All share information in the accompanying financial statements have been retroactively restated to reflect such stock splits and the reverse acquisition.

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

       In connection with the private offering and reverse acquisition transaction, the Company incurred cash transaction expenses which reduced the proceeds as follows: (i) placement agent fees associated with the private offering of approximately $299,000, which included reimbursement of expenses that were paid on closing; (ii) investor and financial relations services fees associated with the reverse acquisition of approximately $135,000 and (iii) legal fees and reimbursement expenses associated with the reverse acquisition of approximately $223,000. Additional legal expenses associated with the transaction in the amount of $101,711 were recorded in the nine months ended September 30, 2004 as a reduction of the proceeds.

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

       In addition, the Company issued 1,212,073 shares of its common stock to the placement agent and its financial advisors in connection with the private offering and reverse acquisition.

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

       No warrants were issued during the nine months ended September 30, 2004. At September 30, 2004, the Company had warrants to purchase an aggregate of 1,450,397 shares of common stock outstanding.

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

       Stock Option Plan
       -----------------
       The Company may grant stock options under its 1998 Stock Option Plan (the "Plan") to employees and consultants. The maximum amount of shares that may be optioned under the Plan is 4,435,000. During the nine months ended September 30, 2004, the Company awarded stock options to purchase 460,120 shares of common stock to employees and members of the Board of Directors and stock options to purchase 68,198 shares of common stock to a consultant and Advisory Board Members. At September 30, 2004, options to purchase 3,097,630 shares of common stock were outstanding. These options have exercise prices ranging from $.55 to $4.40 per share.


NOTE 5 - License Agreements
---------------------------

       Technology License Agreement
       ----------------------------
       In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997 with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company is contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a twelve month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company will also be obligated to pay this shareholder a royalty of $300 for each device installed at client' s site based only on installations at which the Company derived revenues from the licensed technology.

       Caltech License Agreement
       -------------------------
       In September 1997, the Company entered into an option agreement with the California Institute of Technology ("Caltech"), which grants the Company the right to enter into an exclusive license to exploit Caltech's infrared radiation detection technology in the field of detection of infrared radiation for commercial medical applications. In addition, the Company has the right to sublicense this technology. The Company is obligated to pay Caltech a royalty based on revenues derived from licensed products and services and from sublicenses. As of September 30, 2004, the Company has issued Caltech 542,172 shares of its common stock in connection with the license agreement. The license may be cancelled at Caltech' s option if it has not received minimum license fees of $10,000 in any one-year period commencing June 30, 1999. The license continues in effect for as long as the patent rights remain effective, which will be until 2018 through 2020, depending on the relevant patent.

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

       The EQWIP technology is protected by a patent owned by Lockheed. In order to maintain exclusivity, the Company is subject to a number of milestones it must meet relating to royalty generation, development of markets and territories, utilization of the EQWIP technology in certain percentages of the Company's installed base of diagnostic equipment and required levels of royalty generating installations. As of September 30, 2004, the Company was not subject to the minimum number of royalty generating installations specified in the exclusive license agreement. This minimum requirement is predicated on the performance of a third party manufacturer to provide a product using EQWIP technology. As of September 30, 2004, no third party manufacturer has provided a product using this technology.

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


NOTE 6 - Commitments and Contingencies
--------------------------------------

       Purchase Commitments
       --------------------
       The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH in the amount of (euro)278,000 or $333,000 as of October 31, 2004. The Company has additional commitments to purchase materials and components from other vendors aggregating $8,000 as of October 31, 2004.

       Operating Lease Commitments
       ---------------------------
       The Company leases facilities under two leases and a short-term office suite arrangement, which expire over various times through May 2005. In September 2004, the Company entered into a non-cancelable lease for its new corporate headquarters in Bohemia, which expires December 31, 2009.

       Future annual minimum lease payments under non-cancelable operating leases and arrangements as of September 30, 2004 are as follows:

                                                             Amount
                                                     --------------------
       Three Months Ending December 31, 2004              $  17,200
       Year Ending December 31, 2005                         65,800
       Year Ending December 31, 2006                         60,500
       Year Ending December 31, 2007                         62,800
       Year Ending December 31, 2008                         65,100
       Year Ending December 31, 2009                         67,600
                                                          ---------

                  Total                                    $339,000
                                                          =========

       Rent expense charged to operations for the nine months ended September 30, 2004 and 2003 and for the period February 7, 1997 (inception) to September 30, 2004 amounted to $42,802, $22,494, and $164,461, respectively.

       Clinical Study Agreement
       ------------------------
       In 2000, the Company entered into an agreement with a medical institution to conduct a clinical study of the BioScanIR system as an auxiliary imaging modality in assessment of patients with cancer. The Company will provide a non-exclusive, non-royalty bearing license to the medical institution, for the duration of this agreement. The Company did not incur research and development expenses in the quarters ended September 30, 2004 and 2003, and incurred $118,000 for the period from February 7, 1997 (inception) to September 30, 2004.

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

       While the ultimate outcome of this matter cannot presently be determined with certainty, the Company continues to believe the remaining claims are without merit and intends to vigorously defend the claims in this lawsuit. Management of the Company believes that its provision for such in the accompanying financial statements is adequate at September 30, 2004. The Company does not believe that this litigation will have a material adverse effect on the business, financial condition, liquidity or operating results of the Company.

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

       In February 2004, the Company entered into a one-year employment agreement with its Senior Vice President of Operations and Planning, which provides for an annual salary of $140,000. Pursuant to his agreement, he has been granted incentive stock options to purchase 120,000 shares of common stock at $4.40 per share. The options vest 25% upon grant and the remainder at 25% per year over the following three years' anniversary dates. These options have a five-year life. The agreement was subject to the approval of the Compensation Committee of the Board of Directors, which approved it in May 2004.


NOTE 7 - Related Party Transactions
-----------------------------------

       The Company purchases its Directors and Officers and General Liability insurance policies from a company in which a member of its Board of Directors is the Chairman. Policy premiums for the 2003/2004 policy years approximated $223,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Discussion of Financial Condition, Changes in Financial Condition and Results of Operations and Management's Liquidity Plans
--------------------------------------------------------------------------------

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 and through September 30, 2004 in the amount of $13,718,638. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in our Annual Report on Form 10-KSB, for the year ended December 31, 2003, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised. As of September 30, 2004, we had cash balances and working capital of $3,135,909 and $1,884,075, respectively, and total stockholders' equity of $2,147,439.

We estimate that we will require additional cash resources in our quarter ending June 30, 2005 based upon our current operating plan and condition. Accordingly, if we fail to develop adequate revenues from sales of Systems to generate adequate funding to support our operating expenses or fail to obtain additional financing through a capital transaction or other type of financing, we will be required to reduce our operating expenses. We have engaged two investment banking firms to seek additional funding opportunities for us and paid these firms retainers totaling $37,000, which is included in "other assets." We have no commitments for additional funding. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

Operations required cash of $3,292,901 for the nine months ended September 30, 2004 compared to $912,847 required for the nine months ended September 30, 2003 as we further develop our technology for commercialization and in support of increased sales, technical and administrative staff.

The BioScanIR System has received FDA Section 510(k) clearance permitting its sale in the US, and CE mark approval permitting its sale in Europe.

We have commenced our principal commercial operations, which includes production of systems and commencing commercial sales activities. On November 1, 2004, we delivered the new cancer therapy monitoring configuration of its BioScanIR System to the Cleveland Clinic for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy. As of November 10, 2004, we have five fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation. We received our first purchase order for a commercial system and anticipate delivery of that system in the fourth quarter of 2004. In addition, in September 2004, we completed a research and development contract with the US Department of Defense's Missile Defense Agency to further develop our core sensor technology that generated $69,800 in revenue for us in the quarter ended June 30, 2004.

We have committed to purchase infrared camera components from AEG
Infrarot-Module GmbH for approximately $333,000 as of October 31, 2004. These systems and components utilize QWIP technology, for which we are the exclusive licensee. We have additional commitments to purchase materials and components from other vendors aggregating $8,000 as of October 31, 2004.

REVENUE MODEL

Our typical expected revenue model includes an initial, one-time up-front fee that includes licensing, installation and training, an additional annual maintenance fee and a variable transaction fee per patient exam. This model is expected to generate sufficient user fees within one year to recoup the cost of the installation. Other revenue generated by the annual license fees from third parties (pharmaceutical and medical device companies) and other strategic licensees will depend upon the scope and terms of the license. We estimate that the effective lifespan of our system in the field is four to five years. For a discussion of the accounting policies we intend to employ with respect to revenue recognition, inventory and capitalized costs, please refer to the "Summary of Significant Accounting Policies-Basis of Presentation" in the Notes to our Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003. Based upon the circumstances at the time, we will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to our business practices, including licensing, lease/rental, and outright sale. Since we have not generated any significant revenues to date, our expected revenue model may change as market conditions dictate. As discussed below, we reported development revenues in the nine months ended September 30, 2004 and applied the accounting principles referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

RESULTS OF OPERATIONS

The following represents a summary of the results of operations for the three months ended September 30, 2004 and 2003:

                                                September 30,     September 30,
                                                     2004             2003
                                                -------------------------------
                                                 (Unaudited)        (Unaudited)

Development Revenues                            $          --     $          --
Development Costs                                          --                --
                                                --------------    --------------
Gross Profit                                               --                --
                                                --------------    --------------
OPERATING EXPENSES
Research and development                              318,880           278,425
Selling, general and administrative                   859,314           325,211
                                                --------------    --------------
Total Operating Expenses                            1,178,194           603,636
                                                --------------    --------------
Operating Loss                                     (1,178,194)         (603,636)
Interest and other (income) expenses, net              (4,878)            5,333
                                                --------------    -------------
Net Loss                                        $  (1,173,316)    $    (608,969)
                                                ==============   ==============
Basic and diluted net loss per share            $       (0.04)    $       (0.03)
                                                ==============    ==============
Weighted average number of shares Outstanding   $  29,583,433     $  20,399,472
                                                ==============    ==============

THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

NET LOSS. We had a net loss of $1,173,316 and $608,969 in the three months ended September 30, 2004 and 2003, respectively. As more fully described below, we have been a development stage enterprise since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement, which has enabled us to continue product development, build our administrative organization and promote the sales and marketing of BioScanIR System through expanding direct sales and other marketing activities. Losses for the quarters included non-cash compensation costs for stock grants, option and warrant awards of $43,500 in the quarter ended September 30, 2004 as compared to $77,055 in the quarter ended to September 30, 2003, which costs are included in the results of operations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense increased by $40,455, or 15% to $318,880 from $278,425, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and is expected to increase in the future as we employ new technical personnel and consultants in the development of its BioScanIR technology, purchases materials and components for development and expands its facilities. Cash proceeds from private placements in 2003 provided the funding for these activities, which were more limited in 2002. Refer to the Statement of Stockholders Equity included in the Financial Statements for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the research and development activity in the three months ended September 30, 2004 as compared to September 30, 2003 were:

Technical salaries increased by $59,608 to $133,891 from $74,283; Consulting expense increased $25,272 to $27,272 from $2,000. Business auto and travel and entertainment decreased by $7,516 to $21,949 from $29,465.

Expenses for materials used in research and development decreased $34,144 to $25,093 in the three months ended September 30, 2004 from $59,237 in the three months ended September 30, 2003. Postage and delivery expense increased $6,193 to $8,898 from $2,705 due to moving the product from pilot site locations.

We did not incur printing and reproduction costs in the three months ended September 30, 2004 compared to $11,585 expensed in the three months ended September 30, 2003. Most of the costs were to reproduce technical reports on the product.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("S, G&A") increased by $534,103, or 164%, to $859,314 from $325,211 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The level of S, G&A expenses increased in 2004 as we hired administrative, marketing and sales personnel. Significant components of the increase in the three months ended September 30, 2004 as compared to September 30, 2003 were:

Sales and administrative payroll and payroll related expenses increased $278,360 to $391,493 from $113,133.

Effective December 19, 2003, we became a public company. Consequently, legal and accounting costs have increased, as have the administrative costs of enhancing our systems and procedures and accounting controls to comply with rules and regulations of the Securities and Exchange Commission, including the Sarbanes-Oxley Act. Accounting expense incurred in the three months ended September 30, 2004 increased by $68,811 to $105,629 as compared to $36,818 in the three months ended September 30, 2003. In the three months ended September 30, 2004, legal costs increased by $73,327 to $114,732, compared to $41,405 during the three months ended September 30, 2003.

In the three months ended September 30, 2004, investor relations expenses including rent paid for our New York City location were $16,805 compared to $0 for the three months ended September 30, 2003. Marketing expense increased $26,456 to $32,361 during the three months ended September 30, 2004 from $5,905 during the three months ended September 30, 2003. Meetings and seminar costs were up $14,627 for the three months ended September 30, 2004 compared to $0 costs for the quarter ended September 30, 2003. Additional personnel increased travel and entertainment costs for investor relations, business development and sales and marketing from $28,639 in the three months ended September 30, 2004 from $0 costs in the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The following represents a summary of the results of operations for the nine months ended September 30, 2004 and 2003:


                                                September 30,     September 30,
                                                     2004             2003
                                                --------------------------------
                                                 (Unaudited)        (Unaudited)

Development Revenues                           $    69,800        $         --
Development Costs                                   20,000                  --
                                               --------------     --------------
Gross Profit                                        49,800                  --
                                               --------------     --------------
OPERATING EXPENSES
Research and development                         1,016,422              916,140
Selling, general and administrative              2,446,288              928,511
                                               --------------     --------------
Total Operating Expenses                         3,462,710            1,844,651
                                               --------------     --------------
Operating Loss                                  (3,412,910)          (1,844,651)
Interest and other (income) expenses, net          (14,092)              16,103
                                               --------------     --------------
Net Loss                                       $(3,398,818)         $(1,860,754)
                                               ==============     ==============
Basic and diluted net loss per share                 (0.11)               (0.09)
                                               ==============     ==============
Weighted average number of shares Outstanding   29,579,433           20,066,330
                                               ==============     ==============


NET LOSS. For the nine months ended September 30, 2004 the net loss was $3,398,818 compared to $1,860,754 in the nine months ended September 30, 2003. We have been a development stage enterprise and have had a cumulative net loss of $13,718,638 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement, which has enabled us to continue product development, build our administrative organization and promote the sales and marketing of BioScanIR System through expanding direct sales and other marketing activities. Losses for the quarters included non-cash compensation costs for stock grants, option and warrant awards of $93,822 in the nine months ended September 30, 2004 as compared to $637,627 in the nine months ended to September 30, 2003, which costs are included in the results of operations.

DEVELOPMENT REVENUES. There was $69,800 in revenue for the nine months ended September 30, 2004 as compared to $0 for the nine month ended September 30, 2003. The revenue generated was due to completion of a research and development contract with the Department of Defense as previously disclosed on our Form 10-KSB for year ended December 31, 2003. We are still a development stage enterprise.

DEVELOPMENT COSTS. There was $20,000 in development costs for the nine months ended September 30, 2004 as compared to $0 for the nine months ended September 30, 2003. There were no revenues in the nine months period of 2003 and no associated development costs were incurred.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense increased by $100,282, or 11% to $1,016,422 from $916,140, for the nine months ended
September 30, 2004 as compared to the nine months ended September 30, 2003 and is expected to continue to increase as we employ new technical personnel and consultants in the development of our BioScanIR technology, purchases materials and components for development and expands our facilities. Cash proceeds from private placements in 2003 provided the funding for these activities, which were more limited in 2002. Refer to the Statement of Stockholders Equity included in the Financial Statements for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the increase in the nine months ended September 30, 2004 as compared to September 30, 2003 were: Salaries and consulting expense increased $36,271 to $445,326 from $409,055; Recruitment expense increased by $14,111 to $14,416 from $305; business auto and travel and entertainment increased by $26,132 to $120,720 from $94,588 due to additional business trips to pilot sites for training and evaluation of equipment, purchasing cameras, and developing business relationships. Increased staff and travel contributed to the $17,028 increase in telephone expenses in the nine month period ended September 30, 2004 to $35,510 from $18,482 incurred in the nine months ended September 30, 2003. Office expense increased $10,423 to $40,572 in the nine month period ended September 30, 2004 from 30,149 incurred in the nine months ended September 30, 2003.

Expenses for materials used in research and development increased $26,689 to $95,340 in the nine months ended September 30, 2004 from $68,651 in the nine months ended September 30, 2003 as we continue our product development.

We incurred $22,982 in postage and delivery costs in the nine months ended September 30, 2004 compared to $10,445 expensed in the nine months ended September 30, 2003, an increase of $12,537 - most of which was due to moving the product from pilot site locations.

During the nine months ended September 30, 2004, patent expenses decreased $37,308 to $61,469 from $98,777 in the nine months ended September 30, 2003. Part of the decrease was due to new patents costs filed in the 2004 period were approximately $15,000 as compared to approximately $32,000 foreign patent applications filed in the 2003 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,517,777, or 163%, to $2,446,288 from $928,511 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The level of S, G&A expenses increased in 2004 as we hired administrative, marketing and sales personnel. Significant components of the increase in the nine months ended September 30, 2004 as compared to September 30, 2003 were: insurance increased $92,935 to $159,190 from $66,255. The premium for Directors and Officers Insurance attributed to most of the increased expense. Sales and administrative payroll and payroll related expenses increased $743,264 to $1,001,654 from $258,390. Nine new employees were hired in the nine months ended September 30, 2004.

Effective December 19, 2003, we became a public company. Consequently, legal and accounting costs have increased, as have the administrative costs of enhancing our systems and procedures and accounting controls to comply with rules and regulations of the Securities and Exchange Commission, including the Sarbanes-Oxley Act. Accounting expense incurred in the nine months ended September 30, 2004 increased by $296,920 to $343,713 as compared to $46,793 in the nine months ended September 30, 2003. Legal and other professional fees increased $288,042 in the nine months ended September 30, 2004 to $337,603 from $49,561 in the nine months ended September 30, 2003. Consulting fees decreased by $259,230 to $251,182 from $510,412 in the nine months ended September 30, 2004.

In the nine months ended September 30, 2004, investor relations expenses including rent paid for our New York City location was $124,862 compared to $0 for the nine months ended September 30, 2003. In addition, travel and related expenses for our investor relation and sales staff was $87,083 for the nine months ended September 30, 2004 compared to $0 for the nine months ended September 30, 2003.

We incurred $70,255 in expenses for meetings and seminars for our employees during the nine months ended September 30, 2004 compared to $0 costs during nine months ended September 30, 2003.

ITEM 3.    CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the Company's disclosure controls are effective.

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

Given these reportable conditions, management devoted additional resources to resolving questions that arose during our year-end audit and quarterly March 31, 2004, June 30, 2004 and September 30, 2004 SAS 100 review. As a result, we are confident that our financial statements for the quarter ended September 30, 2004 fairly present, in all material respects, our financial condition and results of operations.

The reportable conditions have been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our financial close processes. As part of this commitment, we hired an additional employee dedicated to financial controls in March 2004. We intend to complete a review of our financial close process and define and implement needed improvements in the tracking of the granting and approval of stock option grants in the quarter ending December 31, 2004.

There has been no change in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the ultimate outcome of this matter cannot presently be determined with certainty, we continue to believe the remaining claims are without merit and intends to vigorously defend the claims in this lawsuit. We believe that our provision for such in the accompanying financial statements is adequate at September 30, 2004. We do not believe that this litigation will have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) s:

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).


      (b) Reports on Form 8-K.

      None for the quarter ended September 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 11, 2004


                                    OMNICORDER TECHNOLOGIES, INC.


                                    By:  /s/ Mark A. Fauci
                                        ---------------------------------------
                                        Mark A. Fauci
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                    By:  /s/ Celia Schiffner
                                        ---------------------------------------
                                        Celia Schiffner
                                        Controller
                                        (Principal Financial Officer)