Form 10KSB
period 2004-12-31
OMNICORDER TECHNOLOGIES INC
filed 2005-04-01
CIK 1096182

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004     COMMISSION FILE NUMBER:  0-27943

                                 _______________

                          OMNICORDER TECHNOLOGIES, INC.

                (Exact name of small business issuer as specified
                                 in its charter)

              DELAWARE                                          11-3386214
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

          125 WILBUR PLACE
          BOHEMIA, NEW YORK                                     11716-2415
        (Address of principal                                   (Zip Code)
         executive offices)
                                 _______________


         Issuer's telephone number, including area code: (631) 244-8244

       Securities registered under Section 12(b) of the Exchange Act: None

                 Securities registered pursuant to Section 12(g)
                              of the Exchange Act:

                             COMMON STOCK, PAR VALUE
                                 $.001 PER SHARE
                                 _______________

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2004 were $69,800.

     The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 24, 2005 was $15,715,157

     The number of shares outstanding of the issuer's Common Stock as of March 25, 2005 was 29,951,107 shares.

                       __________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III will be incorporated by reference from portions of a definitive Proxy Statement, which is expected to be filed by the issuer within 120 days after the close of its fiscal year.

================================================================================

                          OMNICORDER TECHNOLOGIES, INC.

                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                Page

                                     PART I

Item 1.  Description of Business..................................................................................1
Item 2.  Description of Property.................................................................................12
Item 3.  Legal Proceedings.......................................................................................12
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................13

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................13
Item 6.  Management's Discussion and Analysis or Plan of Operation...............................................20
Item 7.  Financial Statements....................................................................................28
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................28
Item 8A. Controls and Procedures.................................................................................28

                                    PART III

Item 9, 10, 11 and 12............................................................................................30
Item 13. Exhibits and Reports on Form 8-K........................................................................30
Item 14. Principal Accountant Fees and Services..................................................................31


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

     In addition to our current technology, we continue to develop more advanced sensors through collaboration with aerospace and defense laboratories. We are presently developing "next generation" sensor technology. We have had funding through Phase I of the project from the U.S. Department of Defense's Missile Defense Agency and collaborated with NASA's Jet Propulsion Laboratory, the Army Research Laboratory and Goddard Space Flight Center.

     We have received FDA Section 510(k) clearance permitting our sale of BioScanIR in the United States and CE mark approval permitting our sale of BioScanIR in Europe. Our approved labeling permits us to market the BioScanIR system for use in imaging a large variety of diseases - such as cancer and vascular disease - that affect the movement of blood (known as blood perfusion), in tissue and organs.

     We received notice that we have been awarded a New Technology Ambulatory Procedure Code (APC) effective April 1, 2005 for usage of our system in providing the service "dynamic infrared blood perfusion imaging." The APC provided by Medicare allows users of the new technology to submit claims for reimbursement for their use of the new technology in an outpatient setting for Medicare patients. This type of code is used to collect actual clinical history on the costs of using the new technology as a precursor to the assignment of a permanent Current Procedural Terminology (CPT) code. A critical element of our efforts over the next three years must be to build a history of claims submissions using the APC for the use of our system in order to demonstrate the viability of the technology and pave the way for securing a CPT code which is issued by the American Medical Association. The service associated with the use of the BioScanIR system has been assigned APC Code 1502 and HCPCS Code C9723. The service will be reimbursed at $75.00 per scan plus a $15.00 co-pay effective April 1, 2005.

CORPORATE INFORMATION AND HISTORY

     We were originally formed as a Colorado corporation in September 1992 and operated a promotional products business under the corporate name Promos, Inc. On December 19, 2003, we completed a transaction in which we acquired all the assets and assumed all the liabilities of OmniCorder in consideration for the issuance of a majority of our shares of common stock. This transaction was accounted for as a recapitalization of OmniCorder, who was the acquirer for accounting purposes. Concurrent with the closing of the recapitalization transaction, we completed a private placement of 5,686,027 shares of common stock, from which we received gross proceeds of $7,820,405. Also, concurrent with the recapitalization transaction, we sold the promotional products business to one of our previous directors, and succeeded to the business of OmniCorder as our sole line of business.

     In February 2004, at a special meeting of stockholders, our stockholders approved resolutions to change our state of incorporation to Delaware and our corporate name to OmniCorder Technologies, Inc. by means of a merger with and into a new wholly-owned Delaware corporation called OmniCorder Technologies, Inc., with OmniCorder Technologies surviving as the publicly-traded company; and ratify our assumption and adoption of the OmniCorder

1998 Stock Option Plan and approved an amendment to the plan increasing the number of shares of common stock available for option grants.

     In December 2004, we completed a private placement of 1,550,000 shares of our newly-created series A convertible preferred stock (convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of our common stock, which resulted in gross proceeds to us of $1,550,000. In January 2005, we filed with the SEC a Registration Statement on Form SB-2, which if declared effective will register for resale the shares of common stock issuable upon conversion and exercise of these shares of series A convertible preferred stock and warrants. This Registration Statement is also being used in connection with a proposed rights offering to our stockholders to purchase an additional 3,500,000 shares of series A convertible preferred stock.

     On March 4, 2005, we announced the appointment of Denis A. O'Connor as our new President and Chief Executive Officer, effective March 23, 2005. Mr. O'Connor was also appointed to our Board of Directors on March 7, 2005.

     Our principal executive offices are located at 125 Wilbur Place, Suite 120, Bohemia, New York 11716, and our telephone number is (631) 244-8244.

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

     The medical usefulness of this information is a function of how accurately and quickly it can be acquired and the data processed. The BioScanIR uses an infrared sensor, called a Quantum Well Infrared Photodetector, or QWIP. Using the QWIP sensor technology and our proprietary methods, these measurements can then be collected up to 400 times per second and to an accuracy of 0.006 degrees by the BioScanIR system and processed to provide precise information about subtle changes in blood perfusion that are caused by diseases. We believe this combination of high precision measurement and sophisticated processing is without precedent in medical infrared imaging.

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

ADVANCED RESEARCH AND DEVELOPMENT

     In the area of technology advancement, we have adopted and implemented a low-cost co-development strategy based upon our extensive contacts and relationships in the defense and aerospace industries, NASA laboratories and with U.S. Department of Defense, or DOD, agencies. This approach permits us to develop the latest sensor, and related camera technology, by entering into contracts with the DOD on projects that are of mutual interest. For example, we received a contract from the DOD in August 2003 for the purpose of developing a multi-band infrared sensor. This sensor is of great interest to the DOD for weapons targeting applications, and equally important to us, for future medical imaging applications. The new sensor will incorporate a multi-band detector with five times the resolution and the ability to analyze gases, fluids and other diagnostically important characteristics in living things. We were asked, under the DOD contract, to develop the sensor and, in turn, we subcontracted the work to expert institutions such as NASA's Jet Propulsion Laboratory, the Army Research Laboratory and Goddard Space Flight Center, to assist with research and development. We earned and recognized the amount of this contract of $69,800 in the quarter ended June 30, 2004. The contract has no special indemnification or renewal terms. We have submitted a proposal to the DOD to continue with Phase II of the development of the new sensor. There can be no assurance at this time that we will receive a new contract from the DOD.

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

     We have conducted research and development on advanced infrared focal plane arrays and other technologies relating to the ongoing development of our BioScanIR system since 1997. Research and development expenditures were approximately $1,413,194 and $1,129,248 in the years ended December 31, 2004 and 2003, respectively.

PATENTS AND INTELLECTUAL PROPERTY

     The BioScanIR system detects changes in blood flow distribution in tissues and organs characteristic of a cancer or vascular disease utilizing new patented QWIP sensor technology provided under exclusive license for specific biomedical applications to us by the California Institute of Technology. NASA's Jet Propulsion Laboratory, which is managed by the California Institute of Technology, developed this technology for the Ballistic Missile Defense Organization for the Strategic Defense Initiative (commonly referred to as the Star Wars program). The sensor is thousands of times more powerful than ones used previously for infrared breast cancer detection. The data collected by this sensor technology are analyzed using proprietary and patented methods and software, which were developed by our scientists and computer programmers.

     We use both the sensor and the method patents in the infrared biomedical imaging field either through direct ownership or exclusive, worldwide licenses. As part of our relationship with the California Institute of Technology, we have received subsequent rights to new patents. We have a growing portfolio of six issued and ten pending U.S. patents, along with corresponding foreign patents covering more than 25 other developed countries. We also hold registered trademarks on several product names and logos, including BioScanIR.

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

     Under this agreement, we own an exclusive license for the worldwide use of the CalTech technology for detection of passively-emitted infrared radiation from tissue, organs and organ systems for the generation of temperature related images for certain biomedical applications. Under defined circumstances, CalTech may permit other parties to exploit the CalTech technology, for specific applications or markets, if we are not exploiting the specific application or market, and choose not to do so after notification by CalTech that a third party is ready to do so. We must pay CalTech a minimum royalty of $10,000 per year as a condition of the license. As of March 25, 2005 we are current with our royalty payments to CalTech. The CalTech agreement also provides us with the right to enter into agreements, including sublicenses, to exploit the CalTech technology worldwide, subject to payment of royalties. The license from CalTech does not expire other than as a result of a breach of the license by us, but following the expiration of the last of the patents that are the subject of the license (October 2018), the license becomes non-exclusive and royalty-free.

     LOCKHEED MARTIN LICENSE AGREEMENT. In September 1998, we entered into a license agreement with Lockheed Martin Corporation pursuant to which we were initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The EQWIP technology is protected by a patent owned by Lockheed Martin. In addition, we licensed the same rights with respect to patent filings on the EQWIP technology in a number of foreign countries. At the time we entered into the license agreement with Lockheed Martin, we believed that these technologies would enhance the sensitivity of the technology we licensed from CalTech.

     In order to maintain the exclusivity of the license, we were required to meet certain milestones relating to royalty generation, development of markets and territories and utilization of the EQWIP technology in certain percentages of our installed base of diagnostic equipment. If the license agreement remained exclusive and Lockheed provided a source of manufactured EQWIP detectors, we agreed to pay Lockheed Martin certain minimum royalties. We also agreed to pay Lockheed Martin royalties on revenues we derived from utilization of the EQWIP technology. To date, no manufacturer has produced EQWIPS and we have not utilized the EQWIP technology licensed from Lockheed Martin and, therefore, believe that the license is no longer exclusive and that no minimum or other royalties are due to Lockheed Martin. Lockheed Martin, however, believes that royalties are due and has demanded payment. See Item 3, "Legal Proceedings." If, pursuant to the license agreement, royalty payments are ever required to be paid by us to Lockheed Martin, such payments will range from 1.5% to 3% of revenues derived from the technology as defined in the agreement. If and when a viable EQWIP's manufacturer is provided, we are required to make specified annual minimum payments in order for us to maintain the exclusive rights to the EQWIP technology.

     The license from Lockheed Martin does not expire other than as a result of a breach of the license by us, but five years following the expiration of the last of the patents that are the subject of the license (July 2016), the license becomes non-exclusive and royalty-free. We do not believe that the loss of exclusivity of the license granted under our agreement with Lockheed Martin will have a significant impact on us.

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

     Effective February 1, 2005, we have entered into a new two year consulting agreement with Dr. Anbar, which provides for Dr. Anbar to advise management on the optimization of our technology. As part of this agreement, we will acquire one patent on complimentary technology developed and held by Dr. Anbar, who will work closely with senior management, to provide direction, support and assistance in order to advance our commercialization strategy, expand our clinical applications and enhance new product development efforts. We have obtained from Dr. Anbar U.S. Patent 5,771,261 which comprises methods and apparatus for assessment of the mental stress effects involving the measurement of periodic changes in skin perfusion. Using a remotely mounted infrared camera, dynamic area telethermometry (DAT) measures the autonomic nervous activity by monitoring and quantitatively analyzing the modulation of cutaneous perfusion. Our strategy initially is to utilize OmniCorder patents which relate to perfusion in medical pathology. At a later date, we might look to utilize the patent that we obtained from Dr. Anbar, which relates to psychological evaluation through the assessment of changes in perfusion.

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

     We have committed to purchase infrared camera systems and components from AEG for approximately U.S. $260,000 (200,000 euros) as of December 31, 2004. In March 2005 we committed to purchase an additional $533,000 (410,000 euros) of camera systems and components. These cameras represent the most current technology and replace our order for previous generation units. These systems and components utilize QWIP technology, for which we are the exclusive licensee.

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

     In certain markets where we might employ a transaction-based model, the BioScanIR system can be configured to employ a single-use, disposable scan card. The scan card is a CD-ROM, about the size and shape of a credit card, which contains the encryption key for the analytical software program to be used for the type of application for which the site is licensed. To begin data processing, the scan card is inserted into the BioScanIR system. At the conclusion of the individual image scanning session, the scan card is locked out, thus preventing its reuse. The BioScanIR provides critical medical information in a comfortable, non-invasive, cost-effective and timely manner. Unlike existing imaging modalities, BioScanIR does not require contrast agents and does not emit potentially damaging radiation. We believe that, in addition to its superior detection capabilities, a strong advantage of the BioScanIR system is its lower cost as compared with competing modalities. The per-use cost of the BioScanIR is estimated to be significantly less than the cost of some other functional imaging modalities. We believe that the quality of the patient's experience may lead to greater participation in earlier disease screening and, therefore, detection, and a lower dropout rate among patients in clinical drug trials.

     The sensitivity of the product's detector technology, the increased speed of data collection made possible by newly advanced camera technology, patented algorithms that analyze changes in blood flow and the development of fast and inexpensive CPU's, have together achieved a threshold that, for the first time, make the BioScanIR system's diagnostic process possible.

COMMERCIALIZATION STRATEGY

     PILOT PROGRAM. We have completed clinical studies of the BioScanIR technology in each of our chosen market segments over a five-year period, and commenced a non-revenue generating pilot program at prestigious medical centers in the United States and Europe. The BioScanIR has been clinically tested at Harvard's Dana-Farber Cancer Institute (therapeutic monitoring), the Mayo Clinic (surgical applications) and the State University of New York at Stony Brook (breast cancer detection). Our pilot program sites have included Pasadena's Huntington Memorial Hospital (neurosurgery), the University of Geneva in Switzerland (reconstructive surgery) and the University of Leipzig in Germany (heart surgery), the Heidelberg Cancer Research Center in Germany (cancer therapy) and the University of Bergamo Hospital in Italy (brain surgery). In 2004 we added Milan Tumor Institute in Italy and in the first quarter of 2005, we added Karolinska Institute in Sweden (peripheral vascular disease - wound healing). We shipped the BioScanIR to the Cleveland Clinic in Ohio (breast cancer therapy monitoring), where clinical trials are expected to begin in the second quarter of 2005. Our pilot program has already produced what we believe to be positive results based on feedback from physicians, technicians and patients.

     Our studies completed in the period before 2004 served to validate our basic technology. As part of our rollout strategy, we intend to establish new pilot installations, with the goal of validating a commercially viable product in specific application areas, further demonstrating the efficacy of the BioScanIR system.

     o ADDRESSABLE MARKETS AND REVENUE OPPORTUNITIES. We continue to build a persuasive base of successful clinical studies and published papers through the successful conclusion of pilot studies in cancer therapy monitoring, reconstructive surgery, and neurosurgery in order to begin the rollout of our BioScanIR system in the United States and Europe. According to Medtech Insight's December 2002 report entitled "The Worldwide Market for Diagnostic Imaging Equipment," one-third of the world's annual healthcare budget, or $1.17 trillion, is spent on the detection and treatment of cancer and vascular disease. In the United States alone, according to the report, $400 billion is spent annually on cancer and vascular disease. Medical imaging comprises a large component of the total healthcare market, in the United States and abroad, and globally over one billion imaging procedures were performed in 2002. These procedures are performed using computed axial tomography (CTs), magnetic resonance imaging (MRIs), position emission tomography (PETs), x-ray and ultra-sound machines. CT scans use computerized analysis of x-rays to detect tumors. MRIs use magnetic fields and radio-frequency waves to produce three-dimensional images of normal and abnormal tissue. PET scans use a radioactive tracer to detect increased metabolic activity found in cancerous growths. According to Medtech Insight's report, the estimated number of annual procedures using these machines are:

              CT Scans:                               57.5 million
              MRIs:                                   29.5 million
              PETs (nuclear medicine):                34.5 million
              X-rays:                                 711 million
              Ultra-sounds:                           204 million

     The installed United States base of larger machines is approximately 15,000 units (8,100 CT scanners, 6,100 MRI scanners and 380 PET scanners). In view of BioScanIR's attributes and cost advantages, large and growing global healthcare expenditures, and the vast number of imaging procedures and applications for which the BioScanIR is suited, we believe that we will attract market share. Our plan is to initially target revenue-generating opportunities in the following two high-value areas: therapy/drug development and surgery.

     The estimated $4 billion market for therapy/drug development includes cancer research and development, vascular research and development, and cancer and vascular clinical trials. According to a 2003 report by the Pharmaceutical Research and Manufacturers Association, there are approximately 400 drugs under development for the treatment of cancer. Of these, we estimate that 219 are ideal candidates for development with the imaging assistance of the BioScanIR system. The drug discovery, development and approval process lasts, on average, 74 months, according to a 2003 report by The Tufts Center for the Study of Drug Development, and the average drug costs $802 million to develop and bring to market. Only five in 5,000 compounds that enter pre-clinical testing advance to human clinical testing, and only one of those five is ever approved for sale. We believe any research tool that can reduce the time and costs of drug development is of interest to biopharmaceutical companies. The BioScanIR system is designed to monitor patients in trials, and has product features which give it competitive advantages, particularly with respect to quick and effective tracking of a therapeutic regimen.

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

     In addition, we have identified over 20 other potential applications for our system, many of which address markets of significant size such as breast cancer screening as an adjunct to mammography, head and neck cancers, melanoma, dermatological diseases like psoriasis and peripheral vascular diseases such as Reynauds Disease, which we intend to pursue as our system becomes more widely accepted and our resources permit.

     REVENUE MODEL. We believe that initial revenues will come primarily from the sale of the BioScanIR system to customers for use in cancer therapy monitoring and drug discovery, as well as in reconstructive and neurosurgery applications. In addition, initial customers will likely include imaging research organizations that will purchase BioScanIR systems for use in their own research programs. It is possible, however, that initial revenues in certain applications, such as cancer therapy monitoring, could involve a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated 4-5 year life of the BioScanIR system. Even if the initial source of revenue is the sale of the BioScanIR system, it is anticipated that such sales would also be accompanied by annual maintenance fees.

     As we expand our efforts into other applications we will evaluate our revenue model options. For example, as we move into the diagnostic/screening market it is anticipated that a fee per use model could be more appropriate. In this model, which may also apply to other initiatives as noted above, revenues would be generated through a combination of a fee per use, a one-time up-front fee for licensing, installation and training, and annual maintenance fees. We believe that the fee per use model may be more appropriate for physician office-based diagnostic and screening applications by minimizing capital equipment purchase barriers. This model is expected to generate sufficient fees to recoup the cost of the BioScanIR system within one year.

     SALES AND MARKETING. Given the significant overall market size - there are thousands of prospective installation sites and millions of potential screenings
- we believe there will be significant demand for our BioScanIR system. According to industry data, there are approximately 6,280 hospitals, 9,100 free-standing surgical centers, outpatient clinics and sub-acute care sites and 15,000 skilled nursing homes in the United States, approximately 9,266 hospitals in Japan and approximately 9,310 hospitals in France, Germany, Italy, Spain and the United Kingdom, as well as clinics and offices of obstetricians, gynecologists, oncologists, radiologists and other physicians and surgeons throughout the developed world.

     To drive broad distribution of our systems throughout our target applications markets, we will rely upon the establishment of channel partners. Channel partners will perform the primary sales and marketing functions for our systems. We expect that we may have different channel partners for different applications. Channel partners could include distributors (on a regional, national, multinational, or even global basis), manufacturers of medical equipment (OEM relationship), manufacturer's representative organizations, drug companies who market our system to physicians and hospitals as part of their drug's protocol for patient treatment, or other interested parties that can bring a strategy channel value to OmniCorder Technologies. To support these channel partners, we do envision adding a limited set of our own sales and customer support resources wherever appropriate globally.

     CLINICAL STUDIES AND EFFICACY. The BioScanIR system has been rigorously tested for a variety of applications at leading institutions. We have conducted clinical testing of our BioScanIR technology in our initial target market segments over a five-year period, and we have commenced a non-revenue generating pilot program at several prestigious medical centers in the United States and Europe for applications in surgery and therapy. Our clinical test sites (alpha sites) included Harvard's Dana-Farber Cancer Institute (for therapy monitoring), the Mayo Clinic (for surgical applications) and the State University of New York at Stony Brook (for breast cancer detection). Our beta site pilot program involves the installation of our systems for evaluation by physicians, technicians and patients. Units are situated in The Karolinska Institute (skin cancer, wound healing), The Ospedali Riuniti di Bergamo (brain surface perfusion changes related to tumor pathology), HUG-Hopitaux Universitaires de Geneve (plastic reconstructive surgery applications), and The Istituto Nazionale dei Tumori in Milan (breast cancer and cutaneous angioma therapy monitoring). The BioScan IR was shipped to The Cleveland Clinic (neoadjuvant breast chemotherapy), where clinical trials are expected to begin in the second quarter of 2005. Additional beta site pilot studies in the USA are planned. All of our published testing results were reviewed and evaluated by medical or research experts in the specific fields of use through the peer review process. Leading physicians have documented the clinical efficacy of the BioScanIR in key peer-reviewed publications supporting the use of our technology as a viable and economic adjunct to these established imaging modalities. A recent study completed by neurosurgeons at the Mayo Clinic and published in the Journal of Neurosurgery described the BioScanIR system as "The Vision of the Future." In addition, at the 2001 and 2002 American Society of Clinical Oncology conventions, we were invited to present the results of the Dana-Farber Cancer Institute's study documenting the advantages and imaging capabilities of the BioScanIR system. In the most recent peer reviewed publication entitled "Dynamic Infrared Image of Newly Diagnosed Malignant Lymphoma Compared with Gallium-67 and Fluorine-18 Fluorodeoxyglucose (FDG) Positron Emission Tomography (PET)," researchers from Harvard's Dana-Farber Cancer Institute favorably compared the performance of the BioScanIR system with that of PET imaging for applications involving cancer treatment.

     REGULATORY AFFAIRS AND MILESTONES. We believe that we have sufficient regulatory clearance to execute our business plan in the United States and Europe. In December 1999, we received FDA Section 510(k) market clearance which permits marketing of the BioScanIR service as an adjunctive method to detect breast cancer and other diseases affecting the perfusion or reperfusion of blood in tissue and organs. In August 2003, we received "CE mark" clearance that permits us to market our BioScanIR throughout the European Union. For more information about how governmental regulation affects our business, see "Governmental Regulation" below.

COMPETITION AND INDUSTRY

     PRODUCT FEATURE COMPARISONS AND COMPETITIVE ADVANTAGES. Compared to other imaging modalities such as CTs, MRIs and PETs, the BioScanIR exhibits lower up-front and maintenance costs to hospitals, clinics and other healthcare providers and, as a result, a lower cost per procedure. The BioScanIR examination is non-invasive and patient-friendly, and the machine is easy for technicians to operate. We believe that a less expensive, functional imaging tool like the BioScanIR system will enable the use of many of the new, targeted cancer therapies that are being produced, as they require accurate, lower cost functional imaging techniques to ascertain early tumor response.

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

     New technologies can receive a special temporary reimbursement code (a New Technology Ambulatory Procedure Code, or APC) provided by Medicare that allows users of the new technology to submit claims for reimbursement for their use of the new technology in an outpatient setting for Medicare patients. This type of code is used to collect actual clinical history on the costs of using the new technology as a precursor to the assignment of a permanent Current Procedural Terminology, or CPT code. We received notice that we have been awarded an APC code effective April 1, 2005 for usage of our system in providing the service, "dynamic infrared blood perfusion imaging." A critical element of our efforts over the next two years must be to build a history of claims submissions using the APC for the use of our system in order to demonstrate the viability of the technology and pave the way for securing a CPT code which is issued by the American Medical Association. The service associated with the use of the BioScanIR system has been assigned APC Code 1502 and HCPCS Code C9723. The service will be reimbursed at $75.00 per scan plus a $15.00 co-pay effective April 1, 2005.

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

EMPLOYEES

     As of March 23, 2005, we had a total of 13 full-time employees, 5 part-time employees and 8 additional outside consultants (part-time). Together, approximately 10 of these individuals are engaged in technology, research and product development, 6 in sales and marketing, and customer service, and 10 in management and finance. We have never experienced a work stoppage and believe our employee relations are very good.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our corporate headquarters are located at 125 Wilbur Place, Suite 120, Bohemia, New York, in approximately 6,550 square feet of space occupied under a lease with a monthly rental rate of approximately $4,800 that expires in November 2009. In addition, we leased office space in New York, New York under a lease that expired on September 30, 2004, but continued on to occupy the space on a month-to-month basis at a monthly rental rate of approximately $1,350. We will vacate the space on March 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

     In September 1998, we entered into a license agreement with Lockheed Martin Corporation, pursuant to which we were initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. We believed that these technologies would enhance the sensitivity of the technology we licensed from CalTech. We have not utilized the EQWIP technology licensed from Lockheed.

     In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised us that it believes that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed by us pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified us that, in its view, we were in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. We have responded to Lockheed that, among other reasons, no sums are due to Lockheed by us, the license agreement by its terms has become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although we believe that we have no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed may determine to pursue its claims through litigation, creating the possibility that we may incur substantial costs and expenses, including legal and other professional fees, in connection with such litigation.

     On March 8, 2003, our former Chief Financial Officer ("CFO"), filed a declaratory judgment action against us in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options, as well as approximately $462,000 in deferred salary.

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

     While the ultimate outcome of this matter cannot presently be determined with certainty, according to our counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and we intend to vigorously defend the claims in this lawsuit. We believe that our provision for such in the accompanying financial statements is adequate at December 31, 2004.

     On December 22, 2004, our former President and Chief Executive Officer Mark
A. Fauci, who was terminated from employment on December 13, 2004, filed for arbitration under his employment agreement with the American Arbitration Association alleging that his termination was without cause as defined in the agreement, and demanding monies allegedly due and owing under the agreement, claimed to be in excess of $1 million but not exceeding $5 million. Mr. Fauci is a director and significant stockholder of our company.

     On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, we announced that we entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of shareholders to continue as a board member. The agreement also provides for a three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commence on the earlier of (i) September 1, 2005, or (ii) the closing of the current subscription rights offering with gross proceeds of at least $2.5 million. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

     We are not a party to any other pending or threatened legal proceedings. The outcome of the matters described above could have a material impact on our financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

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

         YEAR ENDED DECEMBER 31, 2003:                                      HIGH              LOW
         ----------------------------                                       ----              ---

         First Quarter............................................           $.15             $.03
         Second Quarter...........................................            .10              .10
         Third Quarter............................................            .10              .04
         Fourth Quarter (October 1 to December 18)................            .10              .04

         Fourth Quarter (December 19, closing date of
         recapitalization transaction)............................          $1.20             $.45

         Fourth Quarter (December 22 to December 31)..............          $8.00            $1.50

         YEAR ENDED DECEMBER 31, 2004:
         -----------------------------

         First Quarter............................................          $8.50            $2.80
         Second Quarter...........................................           4.90             3.25
         Third Quarter............................................           4.05              .75
         Fourth Quarter...........................................           1.60              .58

         YEAR ENDING DECEMBER 31, 2005:
         ------------------------------

         First Quarter (January 1 to March 28)....................          $1.10            $ .81



     These bids represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     Prior to the completion of the recapitalization transaction on December 19, 2003, OmniCorder's stock was not traded on a public trading market and OmniCorder had no registered securities outstanding.

     As of March 25, 2005, there were 29,951,107 shares of OmniCorder common stock outstanding with approximately 359 stockholders of record.

DIVIDEND POLICY

     As of March 25, 2005 we had one class of common stock and 359 holders of record for the 29,951,107 shares outstanding. At March 25, 2005, we had 1,550,000 shares of series A convertible preferred stock outstanding, and nine holders of record of such shares. We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the operation, development and expansion of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

     Holders of our series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable annually in cash or, at our option, in additional shares of series A convertible preferred stock (computed on the basis of the 10-day volume-weighted average price of our common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board).

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information regarding the status of our existing equity compensation plans at March 23, 2005. It reflects the amendment to OmniCorder's 1998 Stock Option Plan, which was approved by our stockholders at a special meeting of stockholders held on February 26, 2004.


                                                                                          NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                                                                          FUTURE ISSUANCE UNDER
                                     NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE          EQUITY COMPENSATION PLANS
                                     BE ISSUED UPON EXERCISE    EXERCISE PRICE OF         (EXCLUDING SECURITIES
                                     OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      REFLECTED IN THE SECOND
PLAN CATEGORY                        WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       COLUMN)
-------------                        -------------------        -------------------       -------

Equity Compensation plans approved
by security holders                            4,308,517                  $1.22           0

Equity Compensation plans not
approved by security holders                   1,929,339                  $1.06           0

Total                                          6,237,856                  $1.17           0


     Through March 23, 2005, we granted stock options to purchase 13,942 shares of our common stock in excess of the shares reserved under the 1998 Stock Option Plan.

     Our board of directors has proposed a new 2005 Incentive Compensation Plan that will reserve 5,000,000 shares of common stock, which is pending stockholder approval at our June 2005 annual meeting of our stockholders. The purpose of the plan is the same as the OmniCorder 1998 Stock Option Plan and the grants under the 2005 Incentive Compensation Plan may be either stock options, stock appreciation rights, restricted shares of stock, deferred shares of stock, shares granted as a bonus or in lieu of another award, dividend equivalent, and other stock based award or performance award.

FACTORS THAT MAY AFFECT THE FUTURE RESULTS OF OUR BUSINESS

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. Certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

     WE HAVE INCURRED LOSSES IN PAST AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE AN EVALUATION OF OUR PROSPECTS, WHICH CAN HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR STOCK. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and evolving markets. These risks include acceptance by physicians, researchers, technicians and patients in an evolving and unpredictable business environment, the lack of a well-developed brand identity and the ability to bring products to market on a timely basis. For the years ended December 31, 2004 and 2003, we had net losses attributable to common stockholders of $5,093,270 and $2,375,919, respectively. We cannot give any assurance that we will ever generate significant revenue or have profits. In addition, we anticipate that we may require additional capital commitments during 2005 and 2006 to sustain our operations. This could have a detrimental effect on the long-term capital appreciation of our stock.

     WE ARE DEPENDENT ON OUR TECHNOLOGY LICENSE AGREEMENTS WITH THIRD PARTIES WHICH REQUIRE US TO SATISFY OBLIGATIONS TO KEEP THEM EFFECTIVE, AND IF THESE AGREEMENTS ARE TERMINATED, OUR TECHNOLOGY AND OUR BUSINESS WOULD BE SERIOUSLY AND ADVERSELY AFFECTED. We have entered into important, long-term license agreements with the California Institute of Technology and Michael Anbar, Ph.D. to incorporate their proprietary technologies into our BioScanIR system. These license agreements require us to, in some cases, pay minimum royalties and satisfy other conditions. We cannot give any assurance that sales of products incorporating these technologies will be sufficient to recover the amount of third-party payments. Failure by us to satisfy our obligations under these agreements may result in modification of the terms or early termination of the respective agreement, which would have a serious adverse effect on us. We expect that we will be dependent on these licensors for the foreseeable future.

     WE RELY ENTIRELY ON OUTSIDE MANUFACTURERS FOR OUR KEY COMPONENTS AND CANNOT GUARANTEE THAT THEY WILL NOT HAVE PROLONGED SUPPLY SHORTAGES, RESULTING IN OUR INABILITY TO TIMELY SATISFY CUSTOMER ORDERS. All of the infrared cameras and other key components utilized in our BioScanIR system are manufactured by outside companies. Our ability to enter new markets and sustain satisfactory levels of sales in each market will depend in significant part upon the ability of these companies to manufacture the components for introduction into our markets. We cannot give any assurance that we will be successful in entering into agreements with all of the manufacturers to maintain a constant supply of our key components. In addition, once we enter into manufacturing contracts, we face the possibility that the contracts will not be extended or replaced. This could result in our inability to timely satisfy customer orders, and cause us to possibly lose business to alternative providers of diagnostic scanning devices.

     WE HAVE NOT FULLY DEVELOPED AN EFFECTIVE INTERNAL SALES FORCE TO MARKET AND SELL THE BIOSCANIR SYSTEM, AND IF WE ARE UNSUCCESSFUL, OUR OVERALL GROWTH WILL BE HAMPERED. We have limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities necessary to market our BioScanIR system. Our ability to generate revenue from the licensing of our BioScanIR system will be dependent upon, among other things, our ability to manage an effective internal direct sales force. We will need to develop a sales force and a marketing group with technical expertise to coordinate marketing efforts with strategic partners. In addition, we cannot give any assurance that we will be able to market our products or services effectively through an internal direct sales force, independent sales representatives, through arrangements with an outside sales force or through strategic partners, which could hamper our overall growth.

     WE MAY EXPERIENCE INFRINGEMENT OF OUR INTELLECTUAL PROPERTY RIGHTS, INCLUDING OUR PATENTS, PROPRIETARY TECHNOLOGY AND CONFIDENTIAL INFORMATION, WHICH WOULD UNDERMINE OUR TECHNOLOGY PLATFORM. Our success will depend, in large part, on our ability to obtain and protect patents, protect trade secrets and operate without infringing on the proprietary rights of others. We cannot give any assurance that the patent applications that have been or will be filed on products developed by us will be approved, that any issued patents will provide us with competitive advantages or will not be challenged by others, or that the patents of others will not have an adverse effect on us.

     EXISTING AND NEWLY-DEVELOPED TECHNOLOGIES MAY COMPETE WITH OUR BIOSCANLR SYSTEM, POTENTIALLY MAKING BIOSCANLR LESS ATTRACTIVE TO PROSPECTIVE CUSTOMERS AND RESULTING IN IT BECOMING NO LONGER IN DEMAND. We are not aware of any devices currently on the market which will be capable of competing directly with our BioScanIR system, although several new companies are developing technologies aimed at the same market niche as the BioScanIR system, and there may be others of which we are unaware. Our potential competitors may succeed in developing products that are more effective or less costly (or both) than our products, and such competitors may also prove to be more successful than us in manufacturing, marketing and sales. Some of our potential competitors may be large, well-financed and established companies that have greater resources and, therefore, may be better able than us to compete for a share of the market even in areas in which we may have superior technology.

     We also compete with existing diagnostic alternatives, most notably x-ray mammography, CT, MRI and PET. Significant barriers to our success are posed by these existing alternatives. See "Business -- Competition and Industry."

     OUR PRODUCT LIABILITY INSURANCE COVERAGE MAY NOT BE ADEQUATE IN A CATASTROPHIC MEDICAL SITUATION, AND A LARGE CLAIM MAY CAUSE US TO PAY DAMAGES TO THIRD PARTIES AND INCUR BAD PUBLICITY. The nature of our medical products may expose us to product liability risks. Although we have obtained $2.0 million of product liability insurance coverage, our current annual premiums of approximately $35,000 are expected to increase. We cannot give any assurance that this insurance will provide adequate coverage against product liability claims. In addition, some of our key license agreements require this coverage to be maintained when we sell licensed services. While no product liability claims are pending or threatened against us to date, a successful product liability claim against us in excess of our insurance coverage could have a serious adverse effect on us, including bad publicity.

     WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION BY THE U.S. FOOD AND DRUG ADMINISTRATION AND OTHER AUTHORITIES ON ALL ASPECTS OF OUR BUSINESS, AND IF WE DO NOT COMPLY WITH THESE REGULATIONS, WE COULD BE PREVENTED FROM MARKETING OUR PRODUCTS. The U.S. Food and Drug Administration, or FDA, has established procedures and standards for initial approval to market medical devices and for the manufacture of the devices. We are subject to inspection by the FDA for compliance with these standards. Should the FDA determine, at any time, that we or any of our products are not in compliance with these standards, it may withhold approval and prevent the marketing of our products. Negative determinations by the FDA and other governmental authorities and third-party payors, such as Medicare and private insurers, could have a serious adverse effect on us. For more information on how we are impacted by governmental regulation, see Item 1, "Description of Business -- Governmental Regulation."

     MEDICARE REIMBURSES PATIENTS FOR THE USE OF OUR BIOSCANLR SYSTEM ON A TEMPORARY BASIS AND, ALTHOUGH WE WILL SEEK PERMANENT COVERAGE AT A HIGHER RATE OF REIMBURSEMENT, THAT PROCESS IS LENGTHY AND COMPLEX, WHICH WILL MAKE OUR PROSPECTS LESS CERTAIN. Whether a medical procedure involving a medical device is covered by a third-party payor can significantly influence the marketability of that device. Medicare, the federal health insurance program for the aged and disabled, is the single largest third-party payor. Medicare coverage decisions frequently influence private third-party payors. Medicare covers medically necessary therapies, surgery and diagnostic tests. By contrast, Medicare generally does not cover screening tests. However, it does cover a few expressly delineated screening procedures or tests. Thus, by way of example, Medicare covers screening pap smears, screening pelvic examinations, screening tests for early detection of prostate cancer, screening for coloretal cancer and screening mammography for early detection of breast cancer. With respect to breast cancer, mammography is the only screening technique covered by Medicare and the amount of that coverage is set by a free schedule or by the Outpatient Prospective Payment System, depending on where the test is performed.

     Effective April 1, 2005, we received a temporary reimbursement code. See
Item 1, "Description of Business - Governmental Regulation." We will seek permanent Medicare coverage of our system for treatment and diagnosis. The coverage process is lengthy, complex and the results are uncertain and could vary geographically.

     Even if BioScanIR were to be covered by Medicare on a permanent basis, the amounts of those payments can be changed by legislative or regulatory actions and by determinations of the fiscal agents for the program. In addition, private payors and the states, under their Medicaid programs for the poor, increasingly are demanding or imposing discounted fee structures. Efforts to impose greater discounts and more stringent cost controls by third-party payors and healthcare providers are expected to continue. Even if Medicare and other third-party payors were to cover procedures involving BioScanIR, we cannot be certain that the reimbursement levels will be adequate. We will be seeking a higher level of reimbursement than we received effective April 1, 2005.

     WE PURCHASE INFRARED CAMERA COMPONENTS IN EUROS, AND THEREFORE OUR COST OF GOODS AND OPERATING MARGINS MAY BE ADVERSELY AFFECTED BY CURRENCY FLUCTUATIONS AND RESULT IN EXCHANGE LOSSES. We purchase infrared camera components from AEG Infrarot-Module GmbH, a German company, in Euros, which is the prevailing currency of Europe, rather than in U.S. dollars. In fiscal 2003, we paid approximately 44,000 Euros (or $51,583 at then current exchange rates) for camera systems from this supplier. As of December 31, 2004, we committed to purchase approximately 200,000 Euros (or $260,000 at current exchange rates) of camera components from this supplier this year. In March 2005, we committed to purchase an additional 410,000 Euros ($533,000 at current exchange rates) of camera systems and components. Accordingly, exchange rate fluctuations in the Euro relative to the U.S. dollar could affect our cost of goods and operating margins and could result in exchange losses. In fiscal 2003, we incurred a small loss resulting from foreign currency transactions, and this loss can be expected to increase with larger component orders. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates. Our results of operations will be adversely affected if we are unable to mitigate the effects of currency fluctuations in the future.

     IF WE FAIL TO ENTER INTO STRATEGIC ALLIANCES WITH LARGE PHARMACEUTICAL COMPANIES, RESEARCH FOUNDATIONS OR GOVERNMENT AGENCIES, OUR BUSINESS MAY GROW SLOWER THAN ANTICIPATED. In addition to our direct marketing efforts, we are pursuing strategic alliances with large pharmaceutical companies, as well as research foundations and government agencies, that have a significant presence in our target markets, can introduce BioScanIR as an accepted technology to industry participants and can bear a portion of the expenses associated with the sales and marketing of our technology. However, we have not yet and we cannot be certain that we will ever enter into any definitive strategic alliance with these companies, foundations and agencies, or that any future strategic alliance will be on terms and conditions that will enable us to generate profits. If we are unsuccessful in obtaining one or more strategic alliances, our business may grow slower than anticipated, and our results of operations may suffer.

     OUR ABILITY TO RAISE ADDITIONAL CAPITAL IS UNCERTAIN AND MAY CAUSE US TO CURTAIL OUR OPERATION OR TAKE ACTIONS THAT MAY DILUTE YOUR FINANCIAL INTEREST, IF WE ARE NOT TIMELY IN THESE FUNDING EFFORTS. We do not currently generate sufficient cash to fully fund our operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our then-current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the existing holders of our common stock. Further, we may have to raise substantial additional capital thereafter if changes in our production plans cause unexpected large future capital expenditures or changes in our sales and distribution plans cause a significant increase in distribution expenses or decrease in revenues.

     We also contemplate raising funds in the future through public or private financings, or from other sources. We cannot give any assurance that necessary additional financing will be available to us or available on acceptable terms. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     WE ARE SUBJECT TO SECTION 203 OF THE GENERAL CORPORATION LAW OF THE STATE OF DELAWARE WHICH MAY INHIBIT A TAKEOVER AT A PREMIUM PRICE THAT MAY BE BENEFICIAL TO OUR STOCKHOLDERS. We are subject to Section 203 of the Delaware General Corporation Law. Subject to limited exceptions, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder unless the proposed business combination was approved by the corporation's board of directors before the stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any stockholder directly or indirectly owning 15% or more of the outstanding voting stock of a Delaware corporation. Section 203 could have the effect of discouraging others from making tender offers for our shares, and also may have the effect of preventing changes in our management.

     THERE HAS PREVIOUSLY BEEN NO ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK AND WE CANNOT BE CERTAIN THAT AN ACTIVE TRADING MARKET WILL BE ESTABLISHED OR THAT SUCH SECURITIES CAN BE RESOLD AT OR ABOVE THE PRICE AT WHICH THEY WERE PURCHASED, OR AT ALL. There has been no active public market for our common stock. An active public market for our common stock may not develop or be sustained. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, and as a result you may incur a loss on your investment. These factors include:

     o    product liability claims or other litigation;

     o the announcement of new products or product enhancements by us or our competitors;

     o developments concerning intellectual property rights and regulatory approvals;

     o    quarterly variations in our competitors' results of operations;

     o    developments in our industry; and

     o general market conditions and other factors, including factors unrelated to our own operating performance.

     The stock market in general has recently experienced extreme price and volume fluctuations. In particular, market prices of securities of medical technology companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be worse if the trading volume of our common stock is low. The market price of our common stock has exhibited volatility since the closing of our recapitalization transaction on December 19, 2003. Our common stock has traded as high as $8.50 and as low as $.58 since then.

     OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" UNDER SEC REGULATIONS AND MAY BE DIFFICULT TO SELL WHEN DESIRED DUE TO BROKER-DEALER RESTRICTIONS. The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. This designation requires any broker or dealer selling these securities to disclose specified information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase our shares or a lack of market makers to support the stock price.

     SHARES ELIGIBLE FOR PUBLIC SALE AFTER THE PENDING RIGHTS OFFERING AND THEIR SALE OR POTENTIAL SALE WILL PROBABLY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We plan to register subscription rights to purchase shares of series A convertible preferred stock which are convertible into 3,181,818 shares of common stock. The series A convertible preferred stock is convertible into shares of common stock (i) at any time at the option of the holder thereof, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq SmallCap Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20, or 200% of the $1.10 conversion price per share, subject to adjustment.

     We also plan to register the resale by our earlier series A convertible preferred stockholders of up to 1,409,091 shares of common stock and up to 465,000 shares of common stock issuable under warrants exercisable at a price per share equal to $1.10. If the subscription rights are exercised in full, we expect all shares of series A convertible preferred stock and warrants to convert or exercise into a total of 5,055,909 shares of our common stock.

     As additional shares of our common stock become available for resale in the public market pursuant to these registrations of shares and future registrations of shares, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock also may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. All of the shares of common stock currently held by our executive officers and directors are subject to so-called "lockup" agreements, which restrict open market sales by those officers and directors through December 31, 2005. 12,932,495 shares of common stock, including shares issuable upon exercise of outstanding warrants, are subject to these lock-up agreements. In general, a person who has held restricted shares for a period of one year may, upon the filing with the SEC of a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. These sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

     OUR CORPORATE CHARTER CONTAINS AUTHORIZED, UNISSUED "BLANK CHECK" PREFERRED STOCK WHICH CAN BE ISSUED WITHOUT STOCKHOLDER APPROVAL WITH THE EFFECT OF DILUTING THEN CURRENT STOCKHOLDER INTERESTS. Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. We have issued 1,550,000 shares of series A convertible preferred stock and plan to issue rights to acquire an additional 3,500,000 of such shares. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

OVERVIEW AND EFFECT OF RECAPITALIZATION TRANSACTION

     Unless the context otherwise requires, "we," "our," "us" and similar phrases refer to OmniCorder Technologies, Inc. (a publicly-traded company formerly known as Promos, Inc.), which acquired all the assets and assumed all the liabilities of OmniCorder Technologies, Incorporated, a privately-held company ("OmniCorder"), in a recapitalization transaction on December 19, 2003, and succeeded to the business of OmniCorder as its sole line of business.

     OmniCorder was founded in 1997 to acquire, develop and commercialize advanced technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR system, measures abnormal blood flow associated with the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal tissues. For a more complete description of OmniCorder, see Item 1, "Description of Business."

     On December 19, 2003, we completed a recapitalization transaction in which we acquired all the assets and assumed all the liabilities of OmniCorder in exchange for the issuance of a majority of our shares of common stock. Concurrent with the closing of the recapitalization transaction, we completed a private placement of 5,686,027 shares of common stock from which gross proceeds of $7,820,405 were received. Following the completion of the recapitalization transaction, private placement, related stock purchase and payment of equity-based transaction fees, OmniCorder owned 21,538,400 shares, or 72.8% of the outstanding shares of our common stock. OmniCorder filed a Certificate of Dissolution on December 29, 2003 with the Delaware Secretary of State and promptly thereafter, in accordance with the tax-free reorganization provisions of Internal Revenue Code Section 368(a)(1)(C), liquidated the shares of our common stock it received in the recapitalization transaction to its stockholders in proportion to their respective interests in OmniCorder. The consideration and other terms of these transactions were determined as a result of arm's-length negotiations between the parties.

     Since the closing of the recapitalization and private placement transactions, the stockholders of OmniCorder owned a majority of the shares of our common stock as a result of the dissolution of OmniCorder. For accounting purposes, OmniCorder was deemed to be the acquirer. The transaction has been accounted for as a recapitalization of the company. Since we had no significant business activities prior to the recapitalization transaction and our promotional products business was sold to one of our former directors concurrently with the recapitalization transaction, no goodwill or other intangibles arose from the recapitalization transaction. In addition, since our future business will be solely that of OmniCorder and the former OmniCorder stockholders now control us, all information and described below will be that of OmniCorder as if OmniCorder had been the registrant for all accounting periods presented. The audited financial information in this annual report is also that of OmniCorder prior to the date of the recapitalization transaction, as it provides the most relevant information about us on a continuing basis.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     For presentation purposes, we are considered to be a "development stage enterprise" in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Our primary activities since inception have been the research and development of its technology, negotiating strategic alliances and other agreements, and raising capital. We have not commercialized any of our products, and as result we have not generated any significant revenues from operations. We believe that we will generate revenues from the sale of licenses, user fees and sales of our BioScanIR system to provider networks to use its cancer screening and vascular disease diagnosis technology in the United States, Europe and Asia. However, we cannot give any assurance that we will be able to generate any revenues.

     We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefits to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets since we believe that, based upon currently available objective evidence, it is more likely than not that the deferred tax asset will be realized.

     We account for the fair value of options and warrants for non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," which requires that compensation cost be measured after the grant date based on the value of the award and is recognized over the service period, which is also the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We will be required to account for options and warrants for employees during the annual reporting period beginning after December 15, 2005 as a result of the FASB's issuance of SFAS No. 123R "Accounting For Stock Based Compensation."

     We have no off-balance sheet arrangements or liabilities, and none are planned.

REVENUE MODEL

     We believe that initial revenues will come primarily from the sale of the BioScanIR system to customers for use in cancer therapy monitoring and drug discovery, as well as in reconstructive and neurosurgery applications. In addition, initial customers will likely include imaging research organizations that will purchase BioScanIR systems for use in their own research programs. It is possible, however, that initial revenues in certain applications, such as cancer therapy monitoring, could involve a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated 4-5 year life of the BioScanIR system. Even if the initial source of revenue is the sale of the BioScanIR system, it is anticipated that such sales would also be accompanied by annual maintenance fees.

     As we expand our efforts into other applications we will evaluate our revenue model options. For example, as we move into the diagnostic/screening market it is anticipated that a fee per use model could be more appropriate. In this model, which may also apply to other initiatives as noted above, revenues would be generated through a combination of a fee per use, a one-time up-front fee for licensing, installation and training, and annual maintenance fees. We believe that the fee per use model may be more appropriate for physician office-based diagnostic and screening applications by minimizing capital equipment purchase barriers. This model is expected to generate sufficient fees to recoup the cost of the BioScanIR system within one year.

     We are presently in the development stage and will adopt revenue recognition accounting policies that are reflective of our business model at the time we begin to generate each type of revenue.

     We recognize revenues and costs and expenses generally utilizing the accrual method of accounting. For specific discussion of these activities, see
Note 2, "Summary of Significant Accounting Policies - Basis of Presentation" in the accompanying financial statements. Based upon our circumstances at the time, we will apply the appropriate methods with respect to revenue recognition, inventory and capitalized costs associated with our product that comply with accounting principles generally accepted in the United States, as follows:

     o Sale - We may sell BioScanIR systems to medical, diagnostic or any other end user. These contracts may be for single or multiple units. We intend to recognize revenue associated with single or multiple unit contracts upon shipment and acceptance of each specific unit by the end-user. We may provide an initial warranty period of one year as part of their sales arrangements. We will establish a liability for estimated warranty costs as appropriate and record actual warranty expenses against this liability as incurred. We may offer an extended warranty and maintenance arrangement to our customers after the expiration of the initial warranty period. This arrangement would be sold pursuant to a contract distinctly separate from the original sales arrangement. These extended warranty and maintenance fees would be recognized ratably over the life of the extended warranty and maintenance contracts.

     o Rental - We may enter into rental agreements with end-users for various periods of time. Under this arrangement, we would provide the user with a non-exclusive right to use the software and hardware and receive software upgrades as required to provide the level of services contracted for. This arrangement would require a one-time, non-refundable fee and monthly rental charge to be earned for the period of service and the passage of time. This one-time fee would be initially recorded on the balance sheet as deferred revenue and then recognized as revenue ratably over the rental period. The costs and major improvements of these Systems would be capitalized and depreciated on a straight-line basis over their estimated five-year useful life.

     o Licensing - We may enter into licensing agreements for our technology as part of sublicensing or distribution agreements with third parties. We also intend to enter into licensing agreements that provide third parties with exclusive or semi-exclusive rights to some portion of our intellectual property in certain well defined fields of use. License revenues are expected to be recognized ratably over the life of the license.

     o Development contracts - We may engage in research and development contracts or other specialized arrangements with specific customers. While each project may vary, it is planned that each would have milestones in the development or delivery process for which stipulated amounts of the contract value would be earned. We intend to recognize revenues as milestones are achieved and upon substantial evidence of acceptance by the customer.

     BioScanIR systems available for sale, either newly-constructed or which may have been previously rented to customers, would be maintained in inventory at cost determined on a first-in, first-out method, or at depreciated cost (if previously rented); in all cases at the lower of cost or market.

RESULTS OF OPERATIONS

     The following represents a summary of the results of operations for the years ended December 31, 2004 and 2003:

                                                                                      For the Years Ended
                                                                                         December 31,
                                                                            ---------------------------------------
                                                                                   2004                    2003
                                                                            ------------------        -------------
     DEVELOPMENT REVENUES                                                    $     69,800             $          -
     DEVELOPMENT COSTS                                                             20,000                        -
                                                                            ------------------        -------------
         Gross Profit                                                              49,800                        -
                                                                            ------------------        -------------
OPERATING EXPENSES
------------------
     Research and development                                                   1,413,194                1,129,248
     Selling, general and administrative                                        3,288,844                1,206,036
                                                                            ------------------        -------------
         Total Operating Expenses                                               4,702,038                2,335,284
                                                                            ------------------        -------------
         Operating Loss                                                        (4,652,238)              (2,335,284)
         Interest and other (income) expenses, net                                (17,089)                  40,635
                                                                            ------------------        -------------
         Net Loss                                                              (4,635,149)              (2,375,919)


      Series A Convertible Preferred Stock beneficial conversion
      feature                                                                     458,121                        -
                                                                            ------------------        -------------
         Net loss attributable to common stockholders- basic and
         diluted                                                             $ (5,093,270)            $ (2,375,919)
                                                                            ==================        =============
         Basic and diluted net loss per share                                $      (0.17)            $      (0.11)
                                                                            ==================        =============
         Weighted average number of shares outstanding                         29,584,357               21,656,945
                                                                            ==================        =============

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     NET LOSS. The net loss for the year ended December 31, 2004 as compared to the net loss for the year ended December 31, 2003 increased by $2,259,230 from $2,375,919 to $4,635,149. The net loss attributable to common stockholders increased by $2,717,351 from $2,375,919 to $5,093,270. This included in 2004 a non-cash charge of $458,121 associated with the sale of our series A convertible preferred stock. The charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance. As more fully described below, we have been a development stage enterprise and have had a cumulative net loss of $15,413,090 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement and more recently the proceeds of the December 14, 2004 private placement, which has enabled us to continue product development, build our administrative organization and promote the sales and marketing of BioScanIR System through expanding direct sales and other marketing activities.

     DEVELOPMENT REVENUES. There was $69,800 in revenue for the year ended December 31, 2004 as compared to $0 revenues for the year ended December 31, 2003. The revenue generated was due to completion of a research and development contract with the Department of Defense. We are still a development stage enterprise.

     DEVELOPMENT COSTS. There was $20,000 in development costs for the year ended December 31, 2004 as compared to $0 costs for the year ended December 31, 2003. There was no revenue in 2003 and no associated development costs were incurred.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense increased by $283,946, to $1,413,194 from $1,129,248, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and is expected to continue to increase as we employ new technical personnel and consultants in the development of our BioScanIR technology, purchases materials and components for development and expand our facilities. Cash proceeds from private placements in 2003 and 2004 provided the funding for these activities, which were more limited in 2002. Refer to the Statement of Stockholders Equity included in the accompanying financial statements for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

     Significant components of the increase for the year ended December 31, 2004 as compared to December 31, 2003 were: Salaries and consulting expense increased by $84,527 to $591,425 from $506,898; Recruitment expense increased by $40,151 to $41,136 from $985; business auto and travel and entertainment increased by $27,081 to $161,562 from $134,481 due to additional business trips to pilot sites for training and evaluation of equipment, purchasing cameras, and developing business relationships. Increased staff and travel contributed to the $24,641 increase in telephone expenses for the year ended December 31, 2004 to $49,641 from $25,000 incurred for the year ended December 31, 2003. For the year ended December 31, 2004 the increase in office expense was $17,838 to $73,197 from $55,359 incurred for the year ended December 31, 2003. In May 2003 we signed a new lease for additional office space as our staff increased. This resulted in an increase of $17,414 for rent and utility expenses for the year ended December 31, 2004 to $55,147 from $37,733 for the year ended December 31, 2003.

     Expenses for materials used in research and development increased by $82,118 to $183,072 for the year ended December 31, 2004 from $100,954 in the year ended December 31, 2003 as we continue our product development. During the year ended December 31, 2004 patent expenses decreased by $26,618 to 62,370 from $88,988 in the year ended December 31, 2003.

     We incurred $31,453 in postage and delivery costs for the year ended December 31, 2004 compared to $16,131 expensed for the year ended December 31, 2003, an increase of $15,322 - most of which was due to moving the product from pilot site locations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) Selling, general and administrative expenses increased by $2,082,808 to $3,288,844 from $1,206,036 for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The level of S,G&A expenses increased in 2004 as we hired administrative, marketing and sales personnel. Significant components of the increase for the year ended December 31, 2004 as compared to year ended December 31, 2003 were: insurance increased by $90,184 to $222,061 from $131,877. The premium for Directors and Officers Insurance accounted for most of the increased expense. In the year ended December 31, 2004, we added nine new personnel in sales, marketing and administration, increasing payroll and payroll related expenses by $1,037,299 to $1,376,867 from $339,568. As a result of the delay in commencing commercial sales, we reduced sales personnel and salaries during the first quarter of fiscal 2005.

     Effective December 19, 2003, we became a public company. Consequently, legal and accounting costs have increased, as have the administrative costs of enhancing our systems and procedures and accounting controls to comply with rules and regulations of the Securities and Exchange Commission, including the Sarbanes-Oxley Act. Accounting, legal and other professional fees incurred for the year ended December 31, 2004 increased by $723,469 to $860,339 as compared to $136,870 for the year ended December 31, 2003. Consulting fees decreased by $200,207 to $372,256 from $572,463 for the year ended December 31, 2004.

     For the year ended December 31, 2004, investor relations expenses including rent paid for our New York City location was $136,419 compared to $0 for the year ended December 31, 2003. This expense is expected to decline in 2005 as the lease was not extended and we expect to vacate the space on March 31, 2005. In addition, travel and related expenses for our investor relations and sales staff was $121,297 for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003. We incurred $176,492 in expenses for marketing costs and meetings and seminars during the year ended December 31, 2004 compared to $23,680 during the year ended December 31, 2003.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense, which is included in the results of operations, approximated $145,000 and $165,000 for the years ended December 31, 2004 and 2003, respectively. This primarily reflected depreciation expense associated with BioScanIR equipment installed in various clinics and hospitals for use in clinical trials, computer and development tools, and in 2004 the increased purchases of furniture, office equipment, computers and telephones to support operations.

     INCOME TAXES. No income taxes were recorded for either of the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, we had net operating loss carryforwards of approximately $13,530,000 and $8,768,000. A full valuation allowance has been provided against the deferred tax asset of $5,854,000 and $4,258,000 as of December 31, 2004 and 2003, respectively, in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     We have a deficit accumulated during the development stage, which commenced on February 7, 1997 through December 31, 2004, of $15,413,090. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 7 to the accompanying financial statements, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

     As of December 14, 2004, we completed a private placement of 1,550,000 shares of our series A convertible preferred stock (convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of our common stock at $1.10 per share. We received gross proceeds of $1,550,000 and incurred offering expenses of $31,072. We allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", we recorded a non-cash charge of $458,121 to deficit accumulated during the development stage, which is the difference between the relative fair value of the series A convertible preferred stock and the fair market value of our common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the our option, additional shares of series A convertible preferred stock. The series A convertible preferred stock is convertible into shares of our common stock at a conversion price of $1.10 per share. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 14, 2009) of approximately $511,000, although there is no assurance that they will be exercised. As of December 31, 2004, we had cash balances and working capital of $3,403,712 and $2,593,075, respectively and total stockholders' equity of $2,474,870. At March 28, 2005, we had approximately $2,300,000 in cash balances.

     We estimate that we will require additional cash resources in 2005, based upon our current operating plans and condition. We are currently investigating financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions acceptable to us. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and our ability to roll out our BioScanIR system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

     We are in the process of preparing a subscription rights offering to distribute to holders of our common stock of up to 3,500,000 transferable subscription rights to purchase shares of our series A convertible preferred stock. We will issue the subscription rights at the rate of one right for approximately eight shares of our common stock held on the record date of January 19, 2005. Each subscription right represents the right to purchase one share of our series A convertible preferred stock for $1.00 per share. The shares of series A convertible preferred stock are convertible into shares of common stock at $1.10 per share at any time at the option of the holder, and automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for our common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share, or 200% of the $1.10 conversion price per share. If all 3,500,000 subscription rights are exercised, then we will receive gross proceeds, prior to expenses, of $3,500,000. If the rights offering is fully subscribed, we estimate we will have cash resources to support its operating expenses through the first quarter of 2006. There can be no assurance as to how many rights will be exercised.

     Operations used cash of $4,427,238 for the year ended December 31, 2004 compared to $1,593,195 used for the year ended December 31, 2003 as we further developed our technology for commercialization and in support of increased sales, technical and administrative staff and expenses.

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

     We continue to further improve our system for our target end-market applications based upon pilot site feedback. Current systems production is driven by our need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold or leased at some time in the future. We will build and deploy these units to the extent that they advance our product development and validation efforts and our drive to commercialization. On November 1, 2004, we delivered the new cancer therapy monitoring configuration of our BioScanIR System to the Cleveland Clinic for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials are expected to begin in the second quarter of 2005. As of February 7, 2005, we have four fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

     In August 2003, we entered into a research and development contract with the U.S. Department of Defense's Missile Defense Agency to further develop core sensor technology. We earned and recognized the amount of this contract of $69,800 in the quarter ended June 30, 2004. Successful completion of this project could result in a significant follow-on contract for further application of our technology to this customer's needs. No assurance, however, can be given as to this additional order.

     We have committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $260,000 (200,000 euros) as of December 31, 2004. In March 2005, we committed to purchase an additional $533,000 (410,000 euros) of camera systems and components). These systems and components utilize QWIP technology, for which we are the exclusive licensee.

     We do not currently have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2004, The Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The implementation of the disclosure requirements did not have a material effect on our financial position or results of operations.

     In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on our calculation of EPS.

     In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been net. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on our calculation of EPS.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any impact on our current financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. We are currently evaluating the impact that this statement will have on our financial condition or results of operations.

     In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. For small business issuers, the provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. We are currently evaluating the impact that this statement will have on our financial condition or results of operations.

ITEM 7.   FINANCIAL STATEMENTS.

     The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

     As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

CEO AND PFO CERTIFICATIONS

     Appearing as exhibits to this Annual Report are "Certifications" of the CEO and the PAO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and PAO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended December 31, 2004, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No.2) in our internal controls over financial reporting.

     The first material weakness is the lack of the necessary corporate accounting resources to realign and cross-train other current personnel. This has led to dependence on our Controller, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting. In order to correct this deficiency, we have hired an outside consulting firm to assist with Sarbanes-Oxley compliance. With our limited resources, it would be difficult to hire additional competent personnel to assist in the segregation of duties. We have implemented internal control procedures such as dual approval procedures at the CEO and Controller level, as well as requiring approvals for purchases by two authorized signers and check signatories from the CEO and/or Controller plus, in the absence of the CEO and Controller, another department head, to help prevent error and fraud.

     In another area, the material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information with respect to equity-based transactions. In order to correct this deficiency we are working with our outside consulting firm that was hired in January 2005 to assist with Sarbanes Oxley compliance to document procedures and internal controls for equity-based transactions.

     We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.

     Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Accounting Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

                                    PART III

ITEM 9, 10, 11 AND 12

     Part III (Items 9 through 12) is omitted since we expect to file with the U.S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 that involves the election of directors. If for any reason such a statement is not filed within such a period, this annual report will be appropriately amended.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

     EXHIBIT NO.                 DESCRIPTION

     2.1 Agreement of Purchase and Sale, dated as of December 19, 2003, between Promos, Inc. and OmniCorder Technologies, Inc.(1)

     3.1 Amended and Restated Articles of Incorporation of OmniCorder Technologies, Inc.(1)

     3.2        By-laws of OmniCorder Technologies, Inc.(2)

     3.3 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of OmniCorder Technologies, Inc. (3)

     4.1        Form of Lead Investor Warrant.(2)

     4.2 Form of Warrant to Purchase Common Stock of OmniCorder Technologies, Inc. (3)

     4.3        Form of Subscription Rights Certificate.(4)

     10.1 Employment Agreement, dated as of December 19, 2003, between Mark A. Fauci and OmniCorder Technologies, Inc., as assigned to Promos, Inc.(1)

     10.2 Indemnification Agreement, dated as of December 19, 2003, among Promos, Inc., Judith F. Harayda and Stephan R. Levy.(1)

     10.3       Form of Private Placement Subscription Agreement.(1)

     10.4       Registration Rights Letter of Promos, Inc.(1)

     10.5 OmniCorder Technologies, Inc. 1998 Stock Option Plan, as amended.(5)

     10.6 License Agreement, dated as of May 11, 1998, between California Institute of Technology and OmniCorder Technologies, Inc., with amendments.(2)

     10.7 Exclusive License Agreement, dated as of September 29, 1998, between Lockheed Martin Corporation and OmniCorder Technologies, Inc.(2)

     10.8 Option Agreement, dated March 19, 1997, between Michael A. Anbar and OmniCorder Technologies, Inc., with amendments.(2)

     10.9 Exclusive Sale Agreement, dated February 2000, between AEG Infrarot-Module GmbH and OmniCorder Technologies, Inc.(2)

     10.10 Agreement, dated August 12, 2003, between the Department of Defense and OmniCorder Technologies, Inc.(2)

     10.11 Form of Subscription Agreement between OmniCorder Technologies, Inc. and the private placement subscribers. (3)

     10.12 Employment Agreement, dated as of February 9, 2004, between Loring D. Anderson and OmniCorder Technologies, Inc. (4)

     10.13      Employment Agreement, dated as of March 23, 2005, between Denis
                A. O'Connor and OmniCorder Technologies, Inc.(6)

     10.14 Consulting Agreement, dated as of March 1, 2005, between Mark A. Fauci and OmniCorder Technologies, Inc.(7)

     10.15 Consulting Agreement, dated as of February 17, 2005, between Michael Anbar, Ph.D. and OmniCorder Technologies, Inc.

     14.1       Code of Business Conduct and Ethics.

     31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

     31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

     32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).

________________

(1) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K, dated December 19, 2003 (filed on January 5, 2004).

(2) Incorporated by reference from the exhibits filed with the Annual Report on Form 10-KSB, dated December 31, 2003 (filed on April 15, 2004).

(3) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K, dated December 14, 2004 (filed on December 20, 2004).

(4) Incorporated by reference from the exhibits filed with the Registration Statement on Form SB-2 (filed on January 27, 2005).

(5) Incorporated by reference from the exhibits filed with the definitive Information Statement on Schedule 14C, dated February 3, 2004 (filed on February 3, 2004).

(6) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K (filed on March 14, 2005).

(7) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K (filed on March 9, 2005).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billable to us by Marcum & Kliegman LLP during 2004 for the audits of our annual financial statements for the fiscal years and review of our financial statements included in our Forms 10-QSB totaled approximately $184,000. We did not incur any fees to Janet Loss, C.P.A., P.C., the auditor for Promos, Inc., for the audit of its annual financial statements.

AUDIT-RELATED FEES

     We incurred assurance and audit-related fees during 2004 and 2003 of $77,000 and $125,000, respectively to Marcum & Kliegman LLP in connection with the audit of the financial statements of OmniCorder Technologies, Inc. from February 7, 1997 (Inception) through December 31, 2003 and for the reviews of registration statements and issuance of related consents and assistance with SEC letters of comment.

     We did not incur or pay any fees to Janet Loss, C.P.A., P.C., and this firm did not provide any services related to assurance and other audit-related fees, in either of the last two fiscal years.

TAX FEES

     We incurred fees of $12,000 and $ 0 billed to us by Marcum & Kliegman for services rendered to us fiscal years for tax compliance, tax advice, or tax planning for the years ended December 31, 2004 and 2003.

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

                                       OMNICORDER TECHNOLOGIES, INC.

Date:  March 31, 2005                  By:/s/Denis A. O'Connor
                                          --------------------------------------
                                           Denis A. O'Connor
                                           President and Chief Executive Officer


                                       By:/s/Celia I. Schiffner
                                          --------------------------------------
                                           Celia I. Schiffner
                                           Controller
                                           (Principal Financial Officer)

                                POWER OF ATTORNEY

     We, the undersigned officers and directors of OmniCorder Techologies, Inc. hereby severally constitute and appoint Denis A. O'Connor and Celia I. Schiffner and each of them (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this annual report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Hon. Joseph F. Lisa
--------------------------------
Hon. Joseph F. Lisa                    Chairman of Board of Directors         March 31, 2005

/s/Michael A. Davis
--------------------------------
Michael A. Davis, M.D., D.Sc.          Director, Chair of Executive
                                       Committee of Board of Directors        March 31, 2005

/s/Denis A. O'Connor
--------------------------------
Denis A. O'Connor                      President and Chief
                                       Executive Officer                      March 31, 2005

/s/Celia I. Schiffner
--------------------------------
Celia I. Schiffner                     Controller                             March 31, 2005

/s/ Mark A. Fauci
--------------------------------
Mark A. Fauci                          Director                               March 31, 2005

/s/Jed Schutz
--------------------------------
Jed Schutz                             Director                               March 31, 2005

/s/George Benedict
--------------------------------
George Benedict                        Director                               March 31, 2005

/s/Joseph T. Casey
--------------------------------
Joseph T. Casey                        Director                               March 31, 2005

/s/Gordon A. Lenz
--------------------------------
Gordon A. Lenz                         Director                               March 31, 2005





/s/Anthony A. Lombardo
--------------------------------
Anthony A. Lombardo                    Director                               March 31, 2005


--------------------------------
Robert W. Loy                          Director                               March 31, 2005

/s/Richard R. Vietor
--------------------------------
Richard R. Vietor                      Director                               March 31, 2005

/s/William J. Wagner
--------------------------------
William J. Wagner                      Director                               March 31, 2005


                          OMNICORDER TECHNOLOGIES, INC.

                                   FORM 10-KSB

                                     ITEM 7

                          INDEX OF FINANCIAL STATEMENTS

                          OMNICORDER TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                      For the Years Ended December 31, 2004
                 and 2003, and the Period From February 7, 1997
                        (Inception) to December 31, 2004



                                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                                    (A Development Stage Enterprise)

                                                                                                                            CONTENTS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                                Page

Report of Independent Registered Public Accounting Firm                                                                          F-1

FINANCIAL STATEMENTS

Balance Sheet - December 31, 2004 and 2003                                                                                     F-2-3

Statements of Operations - For the Years Ended December 31, 2004 and 2003, and
         For the Period From February 7, 1997 (Inception) to December 31, 2004                                                   F-4

Statement of Stockholders'  Equity
         - For the Years Ended December 31, 2004 and 2003,
         and For the Period From February 7, 1997 (Inception) to
         December 31, 2004                                                                                                     F-5-8

Statements of Cash Flows - For the Years Ended December 31, 2004 and 2003, and
         For the Period From February 7, 1997 (Inception) to December 31, 2004                                                F-9-10

NOTES TO FINANCIAL STATEMENTS                                                                                                F-11-28



             Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders
OmniCorder Technologies, Inc.

We have audited the accompanying balance sheets of OmniCorder Technologies, Inc. (the "Company") (A Development Stage Enterprise) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003, and for the period from February 7, 1997 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OmniCorder Technologies, Inc. (A Development Stage Enterprise) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and for the period from February 7, 1997 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a deficit accumulated during the development stage of $15,413,090, and cash flows used in operating activities of $10,245,899 during the development stage, which commenced on February 7, 1997 through December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum & Kliegman LLP

New York, New York
March 10, 2005


                                                                   OMNICORDER TECHNOLOGIES, INC.
                                                                (A Development Stage Enterprise)

                                                                                  BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                                                         December 31, 2004    December 31, 2003
                                                         -----------------    -----------------
CURRENT ASSETS
--------------
     Cash and cash equivalents                               $3,403,712           $6,816,254
     Prepaid expenses and other current assets                  226,519              198,162
                                                         -----------------    -----------------

         Total Current Assets                                 3,630,231            7,014,416

     Property and equipment, net                                284,850              271,241
     Other assets                                               151,945                3,538
                                                         -----------------    -----------------

         TOTAL ASSETS                                        $4,067,026           $7,289,195
                                                        =================     =================


                      The accompanying notes are an integral part of these financial statements.



                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                    (A Development Stage Enterprise)

                                                                                                      BALANCE SHEETS
                    -------------------------------------------------------------------------------------------------
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

                                                                             December 31, 2004    December 31, 2003
                                                                             -----------------    -----------------
                    CURRENT LIABILITIES
                    -------------------
                         Notes payable                                          $     165,883        $     239,952
                         Accounts payable and accrued expenses                        439,718              515,465
                         Deferred officers salaries                                   431,555              979,632
                                                                             -----------------    -----------------
                             Total Current Liabilities                              1,037,156            1,735,049

                         Deferred officers salaries, non current                      555,000                    --
                                                                             -----------------    -----------------
                             Total Liabilities                                      1,592,156            1,735,049
                                                                             -----------------    -----------------
                    COMMITMENTS AND CONTINGENCIES
                    -----------------------------

                    STOCKHOLDERS' EQUITY
                    --------------------

                         Preferred stock, $.01 par value, 4,000,000
                             shares authorized; 0 shares issued and
                             outstanding                                                    --                    --
                         Series A Convertible preferred stock, $.01 par
                             value, 6,000,000 shares authorized;
                             1,550,000 and 0 shares issued and
                             outstanding, respectively, liquidation
                             preference $1,550,000                                     15,500                    --
                         Common stock, $.001 par value; 50,000,000 shares
                             authorized; 29,695,889 and 29,570,100 shares
                             issued and outstanding, respectively                      29,695               29,570
                         Additional paid-in capital                                17,842,765           15,844,396
                         Deficit accumulated during the development stage         (15,413,090)         (10,319,820)
                                                                             -----------------    -----------------
                             Total Stockholders' Equity                             2,474,870            5,554,146
                                                                             -----------------    -----------------
                                 TOTAL LIABILITIES AND
                                      STOCKHOLDERS' EQUITY                      $   4,067,026        $   7,289,195
                                                                             =================    =================
------------------------------------------------------------------------------------------------------------------------------------


                                         The accompanying notes are an integral part of these financial statements.


                                                                                        OMNICORDER TECHNOLOGIES, INC.
                                                                                     (A Development Stage Enterprise)

                                                                                             STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                                                                                     Cumulative For
                                                                                                    the Period From
                                                                                                    February 7, 1997
                                                                    For the Years Ended                 (inception)
                                                                       December 31,                 through December 31,
                                                            ------------------------------------   ---------------------
                                                                 2004                2003                  2004
                                                            ---------------     ----------------   ---------------------
     DEVELOPMENT REVENUES                                   $      69,800       $           --        $      69,800
     DEVELOPMENT COSTS                                             20,000                   --               20,000
                                                            ---------------     ----------------   ---------------------
             GROSS PROFIT                                          49,800                   --               49,800
                                                            ---------------     ----------------   ---------------------

OPERATING EXPENSES
     Research and development                                   1,413,194            1,129,248            6,139,108
     Selling, general and administrative                        3,288,844            1,206,036            6,821,208
     Related party legal expense                                       --                   --              544,881
     Write-off of public offering costs                                --                   --              501,992
                                                            ---------------     ----------------   ---------------------
         TOTAL OPERATING EXPENSES                               4,702,038            2,335,284           14,007,189
                                                            ---------------     ----------------   ---------------------

         OPERATING LOSS                                        (4,652,238)          (2,335,284)         (13,957,389)

     Interest and other (income) expenses, net                    (17,089)              40,635              997,580
                                                            ---------------     ----------------   ---------------------
         NET LOSS                                              (4,635,149)          (2,375,919)         (14,954,969)

     Series A Convertible Preferred Stock beneficial
         conversion feature                                       458,121                   --              458,121
                                                            ---------------     ----------------   ---------------------
     NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS-BASIC
         AND DILUTED                                        $  (5,093,270)        $(2,375,919)        $ (15,413,090)
                                                            ===============     ================   =====================
     Basic and diluted net loss per share                          $(0.17)            $(0.11)
                                                            ===============       =============
     Weighted average number of shares outstanding             29,584,357          21,645,945
                                                            ===============       =============


                                         The accompanying notes are an integral part of these financial statements.





                                                                                        OMNICORDER TECHNOLOGIES, INC.
                                                                                      (A Development Stage Enterprise)
                                                                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                           For the period from February 7, 1997 (inception) through December 31, 2004
---------------------------------------------------------------------------------------------------------------------
                                                                                     Deficit
                                                                                   Accumulated
                                             Series A Preferred      Additional     During the     Stock
                        Common Stock               Stock              Paid-in      Development   Subscription
                     Shares      Amount      Shares      Amount       Capital         Stage      Receivable    Total
                   ----------- ----------- ----------- ----------- ------------- -------------- ----------- ---------
Issuance of
   common stock
   to founders     10,301,259   $10,301          --       $--         $ 6,419       $     --      $(15,070)   $ 1,650

Sale of common
   stock at $.55
   per share,
   net of
   expense of
   $35,164            361,437       361          --        --         164,469             --            --     164,830

Issuance of
   common stock
   warrants to
   related party
   for legal
   services                --        --          --        --          75,000             --            --      75,000

Sale of common
   stock
   warrants to
   related party           --        --          --        --          40,000             --       (30,000)     10,000

Net loss                   --        --          --        --              --       (168,516)           --    (168,516)
                   -----------  -----------  ---------  ---------  ------------  --------------  ----------  -----------
Balance at
   December 31,
   1997            10,662,696    10,662          --        --         285,888       (168,516)      (45,070)     82,964
                   -----------  -----------  ---------  ---------  ------------  --------------  ----------  -----------

Issuance of
   common stock
   to founders      2,710,858     2,711          --        --           1,689             --            --       4,400

Sale of common
   stock at $.55
   per share,
   net of
   expenses of
   $62,900            885,539       886          --        --         426,209             --            --     427,095

Issuance of
   common stock
   for research
   and
   development        271,086       271          --        --         149,729             --            --     150,000

Issuance of
   common stock
   warrants to
   related party
   for legal
   services                --        --          --        --          20,000             --            --      20,000

Cash received
   from sale of
   common stock
   warrant                 --        --          --        --              --             --        30,000      30,000

Issuance of
   common stock
   warrants in
   connection
   with sale of
   bridge notes            --        --          --        --         329,625             --            --     329,625

Net loss                   --        --          --        --              --     (1,594,054)           --  (1,594,054)
                   -----------  -----------  ---------  ---------  ------------  --------------  ----------  -----------

Balance at
   December 31,
   1998            14,530,179    14,530          --        --       1,213,140     (1,762,570)      (15,070)   (549,970)
                   -----------  -----------  ---------  ---------  ------------  --------------  ----------  -----------

Conversion of
   bridge notes
   into common
   stock            1,433,015     1,433          --        --         789,192             --            --     790,625


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


                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                    (A Development Stage Enterprise)
                                                                                   STATEMENT OF STOCKHOLDERS' EQUITY

                               For the period from February 7, 1997 (inception) through December 31, 2004 (continued)
---------------------------------------------------------------------------------------------------------------------
                                                                                     Deficit
                                                                                   Accumulated
                                             Series A Preferred      Additional     During the     Stock
                        Common Stock               Stock              Paid-in      Development   Subscription
                     Shares      Amount      Shares      Amount       Capital         Stage      Receivable    Total
                   ----------- ----------- ----------- ----------- ------------- -------------- ----------- ---------

Issuance of common
   stock for
   research and
   development        135,543      $ 136                              $74,864      $     --       $     --    $75,000
Sale of common stock
   at $1.14 per share 945,282        945                            1,073,055            --             --  1,074,000
       Net loss            --         --                                   --    (1,547,973)            -- (1,547,973)
                   ----------     ------      ------    ------      ---------   -----------       --------  ---------
Balance at December
     31, 1999      17,044,019    $17,044                           $3,150,251   $(3,310,543)      $(15,070) $(158,318)
Issuance of common
   stock for research
   and development    135,543       $136                             $74,864    $        --       $     --  $ 75,000
Issuance of common
   stock for
   services
   rendered             8,810          9                               10,001            --             --     10,010
Sale of common
   stock at $1.14
   and $1.38 per
   share for
   691,269 and
   924,156 shares,
   respectively      1,615,425     1,615                            2,058,786            --             --  2,060,401
Issuance of stock
   options and
   warrants for
   services
   rendered                --         --                               51,357            --             --     51,357
           Net loss        --         --         --       --               --    (1,446,203)            -- (1,446,203)
                   ----------     ------      ------    ------      ---------     ----------       -------   --------
Balance at
   December 31,
   2000            18,803,797     18,804                            5,345,259    (4,756,746)       (15,070)   592,247
Issuance of common
   stock for
   services
   rendered            12,322         12                               29,988            --             --     30,000
Sale of common
   stock at $2.44
   per share          164,294        164                              399,836            --             --    400,000
Issuance of stock
   options and
   warrants for
   services
   rendered                --         --                               21,012            --             --     21,012
           Net loss        --         --         --       --              --     (1,675,158)            -- (1,675,158)
                   ----------     ------      ------    ------      ---------     ----------       -------   --------
Balance at
   December 31,
   2001            18,980,413     18,980         --       --        5,796,095    (6,431,904)       (15,070)  (631,899)
Issuance of common
   stock in
   accordance with
   anti-dilution
   provisions         164,294        164                                 (164)           --             --        --
Sale of common
   stock at $1.22
   and $.97 per
   share for
   102,684 and
   385,065 shares,
   respectively       487,749        488                              499,512            --             --    500,000
Issuance of stock
   options and
   warrants for
   services
   rendered                --         --                              595,188            --             --    595,188
           Net loss        --         --         --       --               --    (1,511,997)            -- (1,511,997)
                   ----------     ------      ------    ------      ---------     ----------       -------   --------
Balance at
   December 31,
   2002            19,632,456     19,632                            6,890,631    (7,943,901)       (15,070)(1,048,708)
Elimination of
   subscription
   receivable                                                         (15,070)                      15,070        --
Sale of common
   stock at $.97
   per share        1,317,849      1,318                            1,282,084            --             --  1,283,402
Issuance of stock
   options and
   warrants for
   services
   rendered                                                           691,377                                 691,377

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


                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                    (A Development Stage Enterprise)
                                                                                   STATEMENT OF STOCKHOLDERS' EQUITY

                               For the period from February 7, 1997 (inception) through December 31, 2004 (continued)
---------------------------------------------------------------------------------------------------------------------
                                                                                     Deficit
                                                                                   Accumulated
                                             Series A Preferred      Additional     During the     Stock
                        Common Stock               Stock              Paid-in      Development   Subscription
                     Shares      Amount      Shares      Amount       Capital         Stage      Receivable    Total
                   ----------- ----------- ----------- ----------- ------------- -------------- ----------- ---------

Issuance of common
   stock in
   accordance with
   antidilution
   provisions          107,822        108                                 (108)                                    --
Exercise of
   warrants            480,274        480                                 (480)                                    --
Issuance of common
   shares to
   shareholders of
   company
   acquired in
   recapitalization
   transaction       1,133,600      1,134                               (1,134)                                    --
Net assets
   of Promos,
   Inc.                                                                 20,584                                 20,584
Sale of common
   stock for cash
   at $1.375 per
   share, net        5,486,027      5,486                            6,702,924                              6,708,410
Conversion of
   Bridge Loan at
   $1.375 per share    200,000        200                              274,800                                275,000
Issuance of common
   stock for
   offering
   services          1,212,073      1,212                               (1,212)                                    --
           Net loss        --          --         --         --             --     (2,375,919)         --  (2,375,919)
                    ----------     ------      ------    ------      ---------     ----------       -----  ----------
Balance at
   December 31,
   2003             29,570,100     29,570         --         --     15,844,396    (10,319,820)         --   5,554,146
Issuance of stock
   options and
    warrants for
   services
   rendered                                                             53,156                                 53,156
Issuance of stock
   granted for
   services
   rendered             15,000         15                               43,485                                 43,500
Sale of Series A
   preferred stock
   at $1.00 per
   share                                   1,550,000     15,500      1,534,500                              1,550,000
Series A Preferred
   Stock
   beneficial
   conversion
   feature                                                             458,121       (458,121)                     --
Costs incurred
   associated with
   the sale of
   stock and
   recapitalization
   transactions                                                       (101,711)                              (101,711)
Costs incurred
   associated with
   sale of Series
   A preferred
   stock                                                               (31,072)                               (31,072)
Exercise of options     76,101         76                               41,924                                 42,000
Exercise of
   options
   (cashless)           27,388         27                                  (27)                                    --
Adjustments of
   sale of common
   stock for cash
   at $1,375 per
   share                 7,300          7                                   (7)                                    --



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


                                                                                       OMNICORDER TECHNOLOGIES, INC.
                                                                                    (A Development Stage Enterprise)
                                                                                   STATEMENT OF STOCKHOLDERS' EQUITY

                               For the period from February 7, 1997 (inception) through December 31, 2004 (continued)
---------------------------------------------------------------------------------------------------------------------
                                                                                     Deficit
                                                                                   Accumulated
                                             Series A Preferred      Additional     During the     Stock
                        Common Stock               Stock              Paid-in      Development   Subscription
                     Shares      Amount      Shares      Amount       Capital         Stage      Receivable    Total
                   ----------- ----------- ----------- ----------- ------------- -------------- ----------- ---------


Net Loss                   --          --         --         --              --    (4,635,149)        --  (4,635,149)
                    ----------     ------      ------    ------      ---------     ----------       -----  ----------
Balance at
   December 31,
   2004             29,695,889    $29,695  1,550,000    $15,500    $17,842,765   $(15,413,090) $      --   $2,474,870
                    ==========    ======= ==========    =======    ===========   ============  =========   ==========

                                             The accompanying notes are an integral part of these financial statements.



                                                                                                 OMNICORDER TECHNOLOGIES, INC.
                                                                                              (A Development Stage Enterprise)
                                                                                                      STATEMENTS OF CASH FLOWS
    ---------------------------------------------------------------------------------------------------------------------------
                                                                                                               Cumulative
                                                                                                             For the Period
                                                                                                            from February 7,
                                                                                                            1997 (inception)
                                                                        For the Years Ended                     through
                                                                            December 31,                      December 31,
                                                                     2004                   2003                  2004
                                                            ------------------------ -------------------- ---------------------

    CASH FLOWS FROM OPERATING ACTIVITIES
    ------------------------------------
    Net loss                                                  $      (4,635,149)       $      (2,375,919)   $     (14,954,969)
                                                              -----------------        -----------------    -----------------

         Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation and amortization                              144,846                  165,132              763,199
             Loss on disposal of net assets                                   --                  20,584               20,584
             Unrealized loss from foreign currency
                 transactions                                                 --                   4,778               19,271
             Warrants issued to related party for legal
                 services                                                     --                       --               95,000
             Issuance of stock options and warrants for
                 services rendered                                       53,156                  691,377             1,412,090
             Issuances of stock options and warrants for
                 services rendered                                       43,500                        --               83,510
             Issuance of common stock for research and
                 development                                                  --                       --              300,000
             Amortization of original issue discount                          --                       --              329,625
             Amortization of deferred financing costs                         --                       --              188,125

             Changes in operating assets and liabilities:
             Prepaid expenses and other current assets                  183,638                 (126,321)              (14,524)
             Other assets                                              (148,407)                     (85)             (151,945)
             Accounts payable and accrued expenses                      (75,745)                 (68,260)              677,580
             Deferred officers salaries                                   6,923                   95,519               986,555
                                                              -----------------        -----------------    -----------------

                 NET CASH USED IN OPERATING ACTIVITIES               (4,427,238)              (1,593,195)          (10,245,899)
                                                              -----------------        -----------------    -----------------
    CASH FLOWS USED IN INVESTING ACTIVITIES
    ---------------------------------------
         Purchases of property and equipment                           (179,348)                 (72,144)           (1,068,943)
                                                              -----------------        -----------------    -----------------
    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
         Proceeds from (costs of) issuance of common stock             (101,711)               7,991,812            12,522,477
         Net proceeds from issuance of Series A preferred
             stock                                                    1,518,928                        --            1,518,928
         Proceeds from issuance of warrants                                   --                       --               40,000
         Proceeds from options exercised                                 42,000                        --               42,000
         Issuance of bridge note payable                                      --                  275,000            1,025,000
         Payment of deferred financing costs                                  --                       --             (147,500)
         Repayment of notes payable                                    (265,173)                   69,499             (282,351)
                                                              -----------------         -----------------    -----------------

                                                          The accompanying notes are an integral part of these Financial Statements.



                                                                                                 OMNICORDER TECHNOLOGIES, INC.
                                                                                              (A Development Stage Enterprise)
                                                                                                      STATEMENTS OF CASH FLOWS
    ---------------------------------------------------------------------------------------------------------------------------
                                                                                                               Cumulative
                                                                                                             For the Period
                                                                                                            from February 7,
                                                                                                            1997 (inception)
                                                                        For the Years Ended                     through
                                                                            December 31,                      December 31,
                                                                     2004                   2003                  2004
                                                            ------------------------ -------------------- ---------------------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                1,194,044                 8,336,311           14,718,554
                                                              -----------------        ------------------    -----------------
             NET (DECREASE) INCREASE IN CASH                         (3,412,542)                6,670,972            3,403,712

    CASH AND CASH EQUIVALENTS -Beginning                              6,816,254                   145,282                   --
    ------------------------------------                      -----------------        ------------------    -----------------

    CASH AND CASH EQUIVALENTS - Ending                        $       3,403,712        $        6,816,254    $       3,403,712
    ----------------------------------                        =================        ==================    =================

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    -------------------------------------------------
         Cash paid during the periods for:

             Interest                                         $           7,277        $          11,008    $         964,038
             Income Taxes                                     $              --        $           1,867    $           4,509

         Non cash investing and financing activities:

             Conversion of bridge notes                       $              --        $         275,000    $       1,065,625
             Conversion of accounts payable to notes
                 payable                                      $              --        $              --    $         237,861
             Insurance premiums financed using a note         $         191,104        $              --    $         373,835
         Cashless exercise of common stock resulting in
             the issuance of 27,399 shares of common
             stock.                                           $              27        $              --    $              27

         Beneficial conversion charge attributable to
             Series A preferred stock                         $         458,121        $              --    $         458,121


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

Recapitalization Transaction

On December 19, 2003, the Company completed a transaction with Promos, Inc. ("Promos") in which Promos acquired all the assets and assumed all the liabilities of the Company, in consideration for the issuance of a majority of Promos'shares of common stock (the "Recapitalization"). The transaction was completed pursuant to an Agreement of Purchase and Sale, dated as of December 19, 2003. On December 29, 2003, the Company subsequently merged into a newly formed Delaware corporation under the original name of the accounting acquirer, OmniCorder Technologies, Inc. Subsequent to the Recapitalization, the original shareholders of the Company owned 95% of the outstanding shares of the Company and the original Promos shareholders owned 5% before the impact of the concurrent private placement. Concurrent with the Recapitalization, all of the net assets of Promos, Inc. were sold to its former President for no monetary consideration and her indemnification to the Company against any potential liabilities from the historical Promos operations. After the sale of all of the net assets, Promos, in substance, became a public shell. For accounting purposes, the Company is deemed to be the acquirer in the transaction and has been accounted for as a recapitalization. Consequently the assets and liabilities and the historical operations reflected in the financial statements are those of the Company and are recorded at the historical cost basis of the Company.

Since the transaction is in substance a recapitalization of the Company and not a business combination, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying statements of operations.

Following the completion of the Recapitalization, the December 19, 2003 private offering (Note 7), related stock purchase and payment of equity-based transaction fees, the shareholders of the Company owned 21,538,400 shares, or 72.8% of the outstanding shares of Promos' common stock. The Company filed a Certificate of Dissolution on December 29, 2003 with the Delaware Secretary of State and promptly thereafter, in accordance with the tax-free reorganization provisions of Internal Revenue Code Section 368(a) (1) (C), liquidated the shares of Promos' common stock it received in the Recapitalization to its stockholders in proportion to their respective interests in OmniCorder Technologies, Inc. The consideration and other terms of these transactions were determined as a result of arm's-length negotiations between the parties.

As more fully described in Note 7, all share and per share amounts have been retroactively restated in all periods for the effect of the Recapitalization.

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

Management's Liquidity Plans

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through December 31, 2004 of $15,413,090 and cash flows used in operating activities during the development stage of $10,245,899. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 7, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

As of December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock (convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of its common stock. The Company received gross proceeds of $1,550,000. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 14, 2009) of approximately $511,000, although there is no assurance that they will be exercised. As of December 31, 2004, the Company had cash balances and working capital of $3,403,712 and $2,593,075, respectively and total stockholders' equity of $2,474,870. At March 28, 2005, the Company has approximately $2.3 million in cash balances (unaudited).

Management estimates that it will require additional cash resources during 2005, based upon its current operating plan and condition. The Company is currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. The success of the Company depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company is in the process of preparing a subscription rights offering to distribute to holders of its common stock of up to 3,500,000 transferable subscription rights to purchase shares of our series A convertible preferred stock. The Company will issue the subscription rights at the rate of one right for approximately eight shares of our common stock held on the record date of March 25, 2005, which represents the ratio of subscription rights to total common shares outstanding 29,951,107. Each subscription right represents the right to purchase one share of our series A convertible preferred stock for $1.00 per share. The shares of series A convertible preferred stock are convertible into shares of common stock at $1.10 per share (i) at any time at the option of the holder thereof, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share, or 200% of the $1.10 conversion price per share. If all 3,500,000 subscription rights are exercised, then the Company will receive gross proceeds, prior to expenses, of $3,500,000. There is no assurance as to how many rights will be exercised.

In August 2003, the Company entered into a research and development contract with the U.S. Department of Defense's Missile Defense Agency to further develop core sensor technology. We earned and recognized the amount of this contract of $69,800 in the quarter ended June 30, 2004

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with deferred income tax valuation allowance and the capitalization and depreciation of long-term assets. Actual results could differ from those estimates.

Employee Benefit Plans

The Company provides medical insurance coverage to eligible employees through a third party provider. Employees pay a percentage of the associated premium. Other than medical plans and Stock Based Compensation Plans described below, the company does not provide any other employee benefit plans.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at each institution. At times, such amounts may exceed the FDIC limits. At December 31, 2004 the uninsured cash balance at one bank was approximately $3.4 million.

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

Research and Development

Research and development costs are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at the time the Company begins to generate each type of revenue. For specific discussion of these activities, see the "Summary of Significant Accounting Policies-Basis of Presentation." Based upon its circumstances at the time, the Company will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to its business practices, as follows:

1. Rental - The Company may enter into rental agreements with end-users for various periods of time. Under this arrangement, the Company would provide the user with a non-exclusive right to use the software and hardware and receive software upgrades as required to provide the level of services contracted for. This arrangement would require a one-time, non-refundable fee and monthly rental charge to be earned for the period of service and the passage of time. This one-time fee would be initially recorded on the balance sheet as deferred revenue and then recognized as revenue ratably over the rental period. The costs and major improvements of these Systems would be capitalized and depreciated on a straight-line basis over their estimated five-year useful life.

2. Sale - The Company may sell Systems to medical, diagnostic or any other end user. These contracts may be for single or multiple units. The Company intends to recognize revenue associated with single or multiple unit contracts upon shipment and acceptance of each specific unit by the end-user. The Company may provide an initial warranty period of one year as part of their sales arrangements. The Company will establish a liability for estimated warranty costs as appropriate and record actual warranty expenses against this liability as incurred. The Company may offer an extended warranty and maintenance arrangement to its customers after the expiration of the initial warranty period. This arrangement would be sold pursuant to a contract distinctly separate from the original sales arrangement. These extended warranty and maintenance fees would be recognized ratably over the life of the extended warranty and maintenance contracts.

3. Licensing - The Company may enter into licensing agreements for its technology as part of sublicensing or distribution agreements with third parties. The Company also intends to enter into licensing agreements that provide third parties with exclusive or semi-exclusive rights to some portion of its intellectual property in certain well defined fields of use. License revenues are expected to be recognized ratably over the life of the license.

4. Development contracts - The Company may engage in research and development contracts or other specialized arrangements with specific customers. While each project may vary, it is planned that each would have milestones in the development or delivery process for which stipulated amounts of the contract value would be earned. The Company intends to recognize revenues as milestones are achieved and upon substantial evidence of acceptance by the customer.

Systems available for sale, either newly constructed or which may have been previously rented to customers, would be maintained in inventory at cost determined on a first-in, first out method, or at depreciated cost (if previously rented); in all cases at the lower of cost or market.

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

Foreign Currency Transactions

The Company entered into exclusive agreement with a Germany manufacturer to manufacture the BioScanIR System, payable in Euro dollars. The translation from Euro dollars to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for operations accounts using the actual rate at the time of the transaction. The Company incurred transaction losses of $ 0 , $4,778, and $19,271 resulting from foreign currency transactions included in interest and other expenses for the years ended December 31, 2004 and 2003 and for the period from February 7, 1997 (inception) to December 31, 2004, respectively in the accompanying financial statements.

Loss Per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants and conversion of the series A convertible preferred stock are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could be potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented consist of the following:

         Total potential common shares as of December 31, 2004:

         Warrants to purchase common stock           1,915,397

         Options to purchase common stock            3,039,875

         Series A convertible preferred stock        1,409,091
                                                     ---------
                                                     6,364,363
                                                     =========

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

As discussed in "New Accounting Pronouncements" SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. The effect of expensing stock options on the Company's results of operations using the Black-Scholes option pricing model is presented in the following proforma table:

                                                                 For the Years Ended December 31,
                                                              2004                                   2003
                                                         --------------                         ---------------
Net loss attributable to common                           $(5,093,270)                            $(2,375,919)
stockholders -  basic and diluted
Deduct:
    Total stock-based employee
    compensation expense determined
    under fair value-based method for
    all awards                                               (342,877)                               (435,706)
                                                         -------------                         ---------------
Pro forma net loss attributable to
    common stockholders                                   $(5,436,147)                            $(2,811,625)
                                                         =============                         ===============
Basic and diluted net loss per share
   as reported                                                 $(0.17)                                 $(0.11)
                                                         =============                         ===============
Basic and diluted pro forma net loss
   per share                                                   $(0.18)                                 $(0.13)
                                                         =============                         ===============

   The fair value of the Company's options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:


                                            For the Years Ended December 31,
                                           2004                         2003
Expected life (years)                       4.3                         5.3
Risk free interest rate                     3.61%                       3.25%
Volatility                                147.7%                          77%

     The weighted average fair value of options at the date of grant using the Black-Scholes fair value based methodology for options granted in the years ended December 31, 2004 and 2003 is estimated at $3.79 and $1.31, respectively.

Impact of Recently Issued Accounting Standards

In March 2004, The Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The application of the disclosure requirements did not have a material effect on the Company's financial position or results of operations.

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

In December 2003, the FASB issued revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Except as noted, this statement was effective for financial statements with fiscal years ending after December 15, 2003. The adoption of revised SFAS No. 132 had no impact on the Company's financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any impact on the Company's current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

In December 2004. the FASB revised its SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. For small business issuers, the provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments is a reasonable estimate of fair value.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

NOTE 3 - Property and Equipment

         Property and equipment consists of the following:

                                                     December       December 31,
                                                       2004               2003
         Research and development equipment         $876,563          $856,093
         Office equipment                             67,603            22,497
         Furniture and fixtures                       26,804            11,004
         Leasehold Improvements                       17,465                --
                                                    ---------       -----------
                                                     988,435           889,594
                                                    ---------       -----------
         Less:  accumulated depreciation and
          amortization                               703,585           618,353
                                                    ---------       -----------
                                                    $284,850          $271,241
                                                    =========       ===========

     Depreciation and amortization expenses charged to operations for the years ended December 31, 2004 and 2003 and for the period February 7, 1997 (inception) to December 31, 2004 was $144,846, $165,132 and $763,199,
     respectively.

NOTE 4 - Notes Payable

The Company financed its annual insurance premiums over a nine-month period with one financing Company through two notes payable. The notes payable balances at December 31, 2004 and 2003 were $165,883 and $159,627, respectively. The balance as of December 31, 2004 is due in monthly installments approximating $17,246 and $3987, including interest at the rates of 6.85 % and 7.75% per annum through August 2005. The balance as of December 31, 2003 was due in monthly installments approximating $17,433 and $3,333, including interest at the rates of 5.0 % and 7.75% per annum through August 2004.

In September 2001, the Company converted its accounts payable balance due to a vendor into a note payable. The balance at December 31, 2003 amounted to $80,325, which was due in monthly installments of $12,930, including interest at the rate of 8% per annum commencing in June 2003 through May 2004. This note was paid in full in January 2004.

NOTE 5 - Income Taxes

     The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred assets are as follows:

                                             December 31,           December 31,
                                                 2004                   2003
                                             ------------           -----------
Deferred tax assets(liabilities):
Net operating loss carryforward              $ 5,412,000            $ 3,807,000
Property and Equipment                            (1,000)               (30,000)
Accrued Expenses                                 443,000                481,000
     Valuation allowance                      (5,854,000)            (4,258,000)
                                             ------------           ------------
      Net Deferred Tax Asset                 $        --            $        --
                                             ============           ============

     The expiration dates for the net operating loss carry forward are as follows:


                            2019                 $  2,746,000
                            2020                    1,467,000
                            2021                    1,688,000
                            2022                    1,260,000
                            2023                    1,607,000
                            2024                    4,762,000
                                                  -------------
                                                  $13,530,000
                                                  =============

     The Company has recorded a full valuation allowance against its deferred tax assets since management believes that based upon current available objective evidence it is more likely than not that the deferred tax asset will not be realized. The Company's effective tax rate differs from the federal statutory rate as a result of the change in the valuation allowance.

     A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision for income taxes and cumulative effect for a change in accounting principle as follows:

                                          For the Years Ended
                                          -------------------
                                             December 31,
                                          -------------------
                                           2004        2003
                                          --------   --------

Tax provision at statutory rate              (34%)      (34%)
Non deductible expenses                       (1%)       (1%)
Other                                           1%         0%
Change in valuation allowance
  for net deferred tax assets                  34%        33%
                                          --------   --------
                                                0%         0%
                                          ========   ========

     The change in the valuation allowance for deferred tax assets are summarized as follows:

                               Years Ended December 31,
                               2004                          2003
                           ----------                    -----------
Beginning Balance          $4,258,000                    $3,321,000
Change in Allowance         1,596,000                      937,000
                           ----------                    -----------

Ending Balance             $5,854,000                    $4,258,000
                           ==========                    ===========

As of December 31, 2004 and 2003, the Company has net operating loss carryforwards of $13,530,000 and $8,768,000, respectively, available to offset future taxable income. These carryforwards will expire at various dates through 2024. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a change of control of a company. The Company has not performed an evaluation whether a change of control has taken place and as such, utilization of its net operating losses may be subject to substantial limitation in future periods.

NOTE 6 - Accounts Payable, Accrued Expenses and Deferred Officers Salaries
PICK UP
The Company has incurred legal fees of $544,178 since inception to a former law firm in which a former director of the Company is a partner. The Company had an accounts payable balance of $320,297 due to the law firm at December 31, 2002. The balance was settled in full for a payment of $200,000 in March 2004. This liability, included in accrued expenses, was reduced to $200,000 as of December 31, 2003 in the accompanying balance sheet, and legal expense was reduced by $120,297 for the year ended December 31, 2003. Deferred officers salaries represents payroll amounts deferred by the former CEO and former CFO which aggregated $986,555 and $979,632 at December 31, 2004 and 2003 respectively. (See Note 10, Litigation).

NOTE 7 - Stockholders'  Equity

Initial Capitalization and Founders'shares

In February 1997 and March 1998, the Company issued to its founders 10,301,259 and 2,710,858 shares of common stock, respectively, for an aggregate of $6,050 including technology rights (valued at $4,400) transferred to the Company.

Stock Splits and Recapitalization

In August 1998, the Company's board of directors approved a 2.2 for 1 stock split on its common stock and in June 2001, the Company's board of directors approved a 3 for 1 stock split on its common stock. On December 19, 2003, the company completed the recapitalization transaction with Promos, Inc. This resulted in the issuance of 2.054 shares of Promos, Inc. (subsequently renamed OmniCorder Technologies, Inc.) for each outstanding share of the original OmniCorder, and the corresponding adjustment of the number of options and warrants and their exercise prices. All share information in the accompanying financial statements have been retroactively restated to reflect such stock splits and the Recapitalization .

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

In 2003, the Company issued 1,317,849 shares of common stock to various investors for aggregate proceeds of $1,238,402 at $.97 per share. Concurrent with the closing of the recapitalization transaction on December 19, 2003, the Company completed a private offering of 5,686,027 (including the issuance of 200,000 common shares upon the conversion of the $275,000 Bridge Promissory Note) shares common stock at a price of $1.375 per share, with gross proceeds of $7,820,405. Promos also issued warrants to three investors to purchase an aggregate of 218,189 shares of its common stock at an exercise price of $1.50 per share for a three-year period. Prior to the completion of the recapitalization transaction, Promos redeemed and cancelled 1,135,300 shares of its outstanding common stock from seven existing stockholders for a total cash consideration of $10. At the time of the completion of the recapitalization transaction, private offering, related stock purchase and payment of equity-based transaction fees, OmniCorder had 29,570,100 outstanding shares of common stock, warrants to purchase 1,450,397 shares and stock options to purchase 2,781,899 shares of common stock.

In connection with the private offering and recapitalization transaction, the Company incurred cash transaction expenses which reduced the proceeds as follows: (i) placement agent fees associated with the private offering of approximately $289,000, which included reimbursement expenses were paid on closing; (ii) investor and financial relations services fees associated with the recapitalization transaction of approximately $135,000 and (iii) legal fees and reimbursement expenses associated with the recapitalization transaction of approximately $223,000.

As part of the transaction, the Company purchased and distributed to its shareholders as part of the recapitalization transaction purchase of 7,764,700 shares of Promos common stock for a consideration of $180,000 from a former director of Promos. This payment has been reflected as a reduction of the proceeds of the December 19, 2003 private placement. In the transaction, 13,773,700 shares held by Promos shareholders were redeemed and distributed to shareholders of the Company, and an aggregate of 1,135,300 shares of Promos common stock from seven unaffiliated and existing stockholders were cancelled.

In addition, the Company issued 1,212,073 of its common stock to the placement agent and its financial advisors in connection with the private offering and recapitalization transaction.

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock (convertible into 1,409,091shares of common stock) and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", "the Company recorded a non-cash charge of $458,121 to deficit accumulated during the development stage. The noncash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. The series A convertible preferred stock is convertible into shares of our common stock at a conversion price of $1.10 per share. The series A convertible preferred stock is convertible into shares of common stock (i) at any time at the option of the holder thereof, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq SmallCap Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20, or 200% of the $1.10 conversion price per share, subject to adjustment. No underwriter or selling agent is involved in this offering.

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

In 1997 the Company issued warrants to a law firm in which a former director of the Company is a partner, in consideration for the deferral of payment of legal fees. The warrants entitled the Company's former legal counsel to purchase up to $427,500 of any securities sold by the Company to outside investors at the same prices as sold to such investors on January 6, 2004 (as to $337,500 worth of such securities) and on February 15, 2004 (as to $90,000 worth of such securities). The estimated fair value of the warrants was $95,000, of which $75,000 and $20,000 was charged to general and administrative expense for the period February 7, 1997 (inception) to December 31, 1997 and the year ended December 31, 1998. In October 2003, these warrants were exercised on a cashless basis and the Company issued 337,970 shares of common stock.

In 2004 the Company issued warrants in connection with the December 14, 2004 private placement transaction. The warrants entitled the participants of the private placement to purchase up to 465,000 shares of common stock at an exercise price of $1.10 per share. These warrants will expire if unexercised on December 14, 2009.

For the years ended December 31, 2004 and 2003, the Company had warrants outstanding to purchase an aggregate of 1,915,397 and 1,450,397 common shares, respectively.

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

As a result of stock options awarded in February and March 2005 the Company has issued 13,942 stock options in excess of the shares reserved under the 1998 Stock Option Plan.

A summary of activity under the stock option plan is as follows:

                                                               December 31,                    December 31,
                                                                   2004                            2003
                                                                          Weighted                         Weighted
                                                                           Average                         Average
                                                                          Exercise                         Exercise
                                                          Shares            Price           Shares          Price

         Outstanding, beginning of year             2,781,899         $ .96           4,173,622            $1.15

         Options granted                              565,983          2.66           1,267,794              .98

         Options exercised                           (113,067)          .74            --                     --
                                                     (194,940)         1.34          (2,659,517)            1.16
         Options forfeited                          ----------        -----          -----------           -----
                                                    3,039,875         $ .73           2,781,899            $ .96
         Outstanding, end of year                   ==========        =====          ===========           =====
                                                    2,739,306         $ .84           2,384,107            $1.07
         Exercisable, end of year                   ==========        =====          ===========           =====

The following table summarizes stock option information as of December 31, 2004:


                                                                    Options Outstanding
                                                                                                     Options
                                                                       Weighted Average       Number Exercisable
                                         Number Outstanding at             Remaining                    At
                  Exercise                    December 31,                Contractual              December 31,
                   Prices                         2004                       Life                      2004

        $ .55                                     167,877                       3.27                 167,877
        $ .97                                   1,480,871                       3.36               1,388,358
        $1.13                                     449,755                       3.44                 449,755
        $1.135                                    221,796                       1.25                 221,796
        $1.375                                    250,000                       8.75                 250,000
        $1.378                                     41,865                        .88                  31,853
        $1.38                                         727                       1.96                     727
        $2.43                                     175,588                       1.02                 166,090
        $3.95                                       6,646                       4.41                   1,662
        $4.00                                     124,750                       4.33                  31,188
        $4.40                                     120,000                       4.33                  30,000
                                              -----------                      -----              -----------
                    Total                       3,039,875                       3.36               2,739,306
                                              ===========                      =====              ===========

The Company had granted a total of 2,550,760 shares of stock options to its former chief financial officer during his employment with the Company. Upon expiration of a 90-day period subsequent to the termination of the former chief financial officer's employment, effective on February 28, 2003 2,464,416 shares of stock options were forfeited. However, this former chief financial officer will retain non-qualified stock options to purchase 86,254 shares of common stock that were granted to him in his capacity as a director, and which expire in April 2005 and 2006 (See Note 10, Litigation).

A summary of stock warrant activity is as follows:

                                                 December 31,                     December 31,
                                                     2004                             2003
                                                              Weighted                          Weighted
                                                              Average                            Average
                                                              Exercise                          Exercise
                                                  Shares       Price            Shares            Price

         Outstanding, beginning of year          1,450,397         $1.05       3,183,229           $.65
         Warrants granted                          465,000          1.10         218,189           1.50
         Warrants exercised                             --            --     (1,104,081)            .55
         Warrants expired                               --            --       (846,940)            .94
                                                 ---------         -----     -----------          ------
         Outstanding, end of year                1,915,397          1.06       1,450,397          $1.05
                                                 =========         =====     ===========          ======
         Exercisable, end of year                1,915,397         $1.06       1,450,397          $1.05
                                                 =========         =====     ===========          ======


The warrants that were exercised in 2003 contained cashless exercise provisions. Consequently no cash proceeds resulted.

The following table summarizes warrants information as of December 31, 2004:

                                                        Warrants Outstanding
                                                                                             Warrants
                        Number Outstanding    Weighted Average         Weighted         Number Exercisable
                                at                Remaining            Average                  at
       Exercise            December 31,          Contractual           Exercise            December 31,
        Prices                 2004                 Life                Price                  2004
        ------                 ----                 ----                -----                  ----

        $0.97               1,232,208               7.67                $ .97              1,232,208
        $1.10                 465,000               4.96                 1.10                465,000
        $1.50                 218,189               1.97                 1.50                218,189
                          ----------------   -----------------      -----------         ------------
                            1,915,397               6.36               $1.06               1,915,397
                          ================   =================      ===========         =============

During the year ended December 31, 2002, the Company issued warrants to purchase 1,026,840 shares of common stock at $.97 per share to a consultant for services rendered, of which 400,000 were earned in 2002, and the remainder in 2003. The Company recorded a charge to operations of approximately $473,000 for the fair value of the warrants earned in 2002. For the year ended December 31, 2003, the Company issued additional warrants to purchase 205,368 shares of common stock at $.97 per share to another consultant for services rendered, all of which were earned in 2003. The company recorded a charge to operations of approximately $236,000 for the fair value of the warrants earned in 2003. As of December 31, 2004, these warrants are fully vested and are exercisable through September 1, 2012.

The Company issued warrants to purchase 218,189 shares of its common stock to lead investors in its December 19, 2003 Private Placement (Note 7). These warrants were immediately exercisable at $1.50 per share through December 19, 2006.

The Company issued warrants to purchase 465,000 shares of its common stock to investors in its December 14, 2004 Private Placement (Note 7). These warrants were immediately exercisable at $1.10 per share through December 14, 2009.

NOTE 9 - License Agreements

Technology License Agreement

In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997 with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company is contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a twelve month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company will also be obligated to pay this shareholder a royalty of $300 for each device installed at client's site based only on installations at which the Company derived revenues from the licensed technology. As more fully described in Note 13, the Company entered into a two yeat consulting agreement with Dr. Anbar subsequent to year-end.

Caltech License Agreement

In September 1997, the Company entered into an option agreement with the California Institute of Technology ("Caltech"), which grants the Company the right to enter into an exclusive license to exploit Caltech's infrared radiation detection technology in the field of detection of infrared radiation for commercial medical applications. In addition, the Company has the right to sublicense this technology. The Company is obligated to pay Caltech a royalty based on revenues derived from licensed products and services and from sublicenses. As of December 31, 2004, the Company has issued Caltech 542,172 shares of its common stock in connection with the license agreement. The license may be cancelled at Caltech's option if it has not received minimum license fees of $10,000 in any one-year period commencing June 30, 1999. The license continues in effect for as long as the patent rights remain effective, which will be until 2018 through 2020, depending on the relevant patent.

While in effect, the agreement requires that the Company pay 50% of all attorney fees in connection with preparation, filing and prosecution, issuance and maintenance of the licensed patent rights in the United States. The Company is also obligated to pay 100% of patent costs in foreign jurisdictions.

The Lockheed Martin License Agreement

In September 1998, we entered into a license agreement with Lockheed Martin Corporation pursuant to which we were initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The EQWIP technology is protected by a patent owned by Lockheed Martin. In addition, we licensed the same rights with respect to patent filings on the EQWIP technology in a number of foreign countries. In order to maintain the exclusivity of the license, the Company was required to meet certain milestones relating to royalty generation, development of markets and territories and utilization of the EQWIP technology in certain percentages of our installed base of diagnostic equipment. If the license agreement remained exclusive, the Company agreed to pay Lockheed Martin certain minimum royalties. The Company also agreed to pay Lockheed Martin royalties on revenues we derived from utilization of the EQWIP technology. To date, the Company has not utilized the EQWIP technology licensed from Lockheed Martin and, therefore, believes that the license is no longer exclusive and that no minimum or other royalties are due to Lockheed Martin. If, pursuant to the license agreement, royalty payments are ever required to be paid by the Company to Lockheed Martin, such payments will range from 1.5% to 3% of revenues derived from the technology as defined in the agreement. If and when a viable EQWIP's manufacturer is provided, the Company would be required to make specified annual minimum payments in order to maintain the exclusive rights to the EQWIP technology.

The license from Lockheed Martin does not expire other than as a result of a breach of the license by the Company, but five years following the expiration of the last of the patents that are the subject of the license (July 2016), the license becomes non-exclusive and royalty-free. In October 2004, Lockheed requested that the Company pay minimum royalties and other amounts aggregating $2,500,000. See Note 10 Commitments and Contingencies under "Litigation".

NOTE 10 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH ("AIM") in the amount of 200,000 Euros or $266,000 as of December 31, 2004. In March 2005 we committed to purchase an additional 410,000 Euros or $533,000 of camera systems and components from AIM.

Operating Lease Commitments

The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space which expires November 30, 2009.

Future annual minimum lease payments under noncancelable operating leases and arrangements as of December 31, 2004 are as follows:

             For the Year Ending
                December 31,                        Amount
                    2005                         $    58,300
                    2006                              60,500
                    2007                              62,800
                    2008                              65,100
                    2009                              61,800
                                                 ------------
                    Total                        $   308,500
                                                 ============

Rent expense charged to operations for the years ended December 31, 2004 and December 31, 2003 and for period February 7, 1997 (inception) to December 31, 2004 amounted to $60,590, $31,714 and $182,249, respectively.

Litigation

In September 1998, the Company entered into a license agreement with Lockheed Martin Corporation, pursuant to which the Company was initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. We believed that these technologies would enhance the sensitivity of the technology the Company licensed from CalTech. The Company has not utilized the EQWIP technology licensed from Lockheed.

In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised the Company that it believes that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified management of the Company that, in its view, the Company was in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. The Company responded to Lockheed that, among other reasons, no sums are due to Lockheed by the Company, the license agreement by its terms has become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although the Company believes that it has no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed may determine to pursue its claims through litigation, creating the possibility that the Company may incur substantial costs and expenses, including legal and other professional fees, in connection with such litigation.

On March 8, 2003, our former Chief Financial Officer ("CFO"), filed a declaratory judgment action against the Company in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options, as well as approximately $462,000 in deferred salary.

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

While the ultimate outcome of this matter cannot presently be determined with certainty, according to the Company's counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and we intend to vigorously defend the claims in this lawsuit. The Company believes that its provision for such in the accompanying financial statements is adequate at December 31, 2004.

The outcome of these matters may have material effect impact on the Company's financial condition, and results of operations and cash flows.

The Company is not a party to any other pending or threatened legal proceedings.

Employment and Consulting Agreements

In March 2005, the Company entered into a two year agreement with a new CEO and President, which provides for an annual salary of $225,000. See Note 13 - Subsequent events.

On March 9, 2005, we announced that we entered into a Consulting Agreement with Mark A. Fauci, which terminates the pending arbitration proceeding and includes a mutual release by the parties. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a two-year period in exchange for consulting fees and other consideration and will be nominated at our upcoming annual meeting of shareholders to continue as a board member. See Note 13 - Subsequent events.

Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001 and entered into a two year consulting agreement with Dr. Michael A. Anbar, founding scientist of the company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum fee of $12,000 for the first twelve month period as well as a grant of 250,000 additional restricted shares. As part of this agreement, the Company will acquire one patent on complimentary technology developed and held by Dr. Anbar .

In December 2003, the Company entered into a five-year employment agreement with its then CEO and President, which provided for an annual salary of $180,000 with annual cost of living increases and an annual performance bonus at the discretion of the board of directors or compensation committee. Pursuant to his agreement, he has been granted stock options to purchase 250,000 shares of common stock at $1.375 per share, which vest upon granting and have a ten year life. He is also entitled to payment of deferred salary of approximately $625,000, the payment terms of which are more fully described in Note 13-Subsequent Events for additional information. Mr. Fauci ceased being an officer on December 13, 2004. On March 1, 2005, Mr. Fauci signed a two year consulting agreement with our Company. See Note 13 - Subsequent Events for additional information.

In February 2004, the Company entered into a one-year employment agreement with its Senior Vice President of Operations and Planning, which provides for an annual salary of $140,000. Pursuant to his agreement, he has been granted incentive stock options to purchase 120,000 shares of common stock at $4.40 per share. The options vest 25% upon grant and the remainder at 25% per year over the following three years' anniversary dates. These options have a five-year life. The agreement was subject to the approval of the Compensation Committee of the Board of Directors, which approved it in May 2004. This agreement expired in February 2005 at which time the employee was offered and he accepted a new role in the Company (without an employment agreement) as Vice President of Market Development.

The following table summarizes the aggregate commitments under employment and related agreement obligations by year as of December 31, 2004:

             Year Ending December 31      Aggregate Annual Commitment
                      2005                    $    443,000
                      2006                         615,000
                      2007                         292,000
                      2008                         125,000
                                              ------------
                     Totals                   $  1,475,000
                                              ============
NOTE 11 - Related Party Transactions

In December 2004, the Company sold 1,550,000 shares of series A convertible preferred stock at a purchase price of $1.00 per share and five-year warrants to purchase 465,000 shares of our common stock at an exercise per share of $1.10 in a private placement. Among the purchasers of these securities were Jed Schutz, George Benedict and Joseph T. Casey, each of whom is a director of the Company. Mr. Schutz purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. Mr. Benedict purchased 100,000 shares of series A convertible preferred stock for a purchase price of $100,000, and was issued warrants to purchase 30,000 shares of common stock. Mr. Casey purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock.

The Company purchases all of its insurance policies from a company in which a member of its Board of Directors is the Chairman. Policy premiums for the 2004/2005 policy years approximated $239,000.

NOTE 12 - Public Offering Costs

The Company discontinued its efforts to pursue an initial public offering in April 1999. The Company expensed $501,992 of costs incurred in connection with its proposed initial public offering in the year ended December 31, 1998.

Note 13 - Subsequent Events

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, we announced that the Company entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remains a member of the board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of shareholders to continue as a board member. The agreement also provides for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commence on the earlier of (i) September 1, 2005, or (ii) the closing of the current subscription rights offering with gross proceeds of at least $2.5 million. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

On March 7, 2005, the Company's board of directors unanimously agreed to extend the original stock lock-up agreements entered into in September 2004 and set to expire on March 17, 2005, until December 31, 2005. Under this agreement, all board members, including Mr. Fauci, extended their commitment not to publicly sell any of their shares through the end of 2005. Further, Mr. Fauci has agreed to be bound by the same restrictions as all other board members regarding the sale of director stock through the term of his consulting agreement, whether or not he remains a member of the Company's board of directors.

On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its new President and Chief Executive Officer, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005.

The Company has entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. The employment agreement provides that Mr. O'Connor will receive a fixed salary at an annual rate of $225,000. The Company also agreed to issue to Mr. O'Connor, upon commencement of employment, options to purchase an aggregate of 852,000 shares of our common stock at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company further agreed to issue an option to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share following approval by our stockholders of a new incentive compensation plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company is also obligated to pay Mr. O'Connor the balance of his prior employment contract bonus of $55,000 if unpaid as a result of his change of employment. Finally, based upon the attainment of specified performance goals determined by our Compensation Committee and Mr. O'Connor, we agreed to pay Mr. O'Connor (1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of our common stock at an exercise price of the market price of our common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a 10-year period from the date of grant.

Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001 and entered into a two year consulting agreement with Dr. Michael A. Anbar, founding scientist of the Company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum consulting fee of $12,000 for the first twelve month period as well as a grant of 250,000 additional restricted shares. As part of this agreement, the Company will acquire one patent on complimentary technology developed and held by Dr. Anbar. The consulting agreement may be extended at either parties option for an additional 2 year terms.

On February 14, 2004, the Board of Directors voted and approved to grant options to purchase shares of the Company's common stock to its employees and outside directors. Stock options to purchase an aggregate of 200,000 shares of common stock to individual employees of the Company, each at an exercise price of $1.00 per share. Each outside director was granted stock options to purchase 30,000 shares of the common stock at an exercise price of $1.00 per share vesting over three years under the 1998 Stock Option Plan and a stock option grant to purchase 30,000 shares of common stock at an exercise price of $1.00 per share vesting over three years under the proposed 2005 Incentive Compensation Plan. Additionally, members of the Executive Committee of the Board of Directors each received a grant of stock options to purchase 15,000 shares of common stock at an exercise price of $1.00 per share vesting over three years under our 1998 Stock Option Plan and a grant of stock options to purchase 15,000 shares of the common stock at an exercise price of $1.00 per share vesting over three years under the proposed 2005 Incentive Compensation Plan. The Chairman of the Executive Committee will receive an additional grant of 5,000 stock options under the 1998 Stock Option Plan and 5,000 stock options from the proposed 2005 Incentive Compensation Plan with the same vesting terms. The proposed 2005 Incentive Compensation Plan is subject to shareholder approval at the Company's annual stockholder meeting to be held in May 2005.

On March 7, 2005 the Board of Directors voted and approved a grant to each outside Director options to purchase 30,000 shares of the Company's common stock at an exercise price of $1.00 per share vesting over three years and 30,000 restricted shares of common stock, which may not be sold for two years under the proposed 2005 Incentive Compensation Plan. Additionally, members of the Executive Committee of the Board of Directors each received a grant of options to purchase 30,000 shares of common stock at an exercise price of $1.00 vesting over three years under the proposed 2005 Incentive Compensation Plan. The Chairman of the Executive Committee received an additional grant of options to purchase 10,000 shares of common stock at an exercise price of $1.00 vesting over three years under the proposed 2005 Incentive Compensation Plan.