Form 10QSB
period 2005-03-31
OMNICORDER TECHNOLOGIES INC
filed 2005-05-16
CIK 1096182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE FISCAL QUARTER ENDED MARCH 31, 2005 COMMISSION FILE NUMBER: 0-27943

                                 ---------------

                          OMNICORDER TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                    11-3386214
------------------------------------           ---------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    125 WILBUR PLACE, SUITE 120
       BOHEMIA, NEW YORK                                     11716
------------------------------------           ---------------------------------
     (Address of principal                                 (Zip Code)
      executive offices)


         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock as of May 13, 2005 was 29,951,107 shares.

         Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

================================================================================

                          OMNICORDER TECHNOLOGIES, INC.
                   MARCH 31, 2005 FORM 10-QSB QUARTERLY REPORT

                                      INDEX

                                                                            Page


PART I.........................................................................1

     Item 1. - Financial Information...........................................1

     Item 2 - Management's Discussion and Analysis or Plan of Operation.......19

     Item 3 - Controls and Procedures.........................................22

PART II.......................................................................24

     Item 1 - Legal Proceedings...............................................24

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.....25

     Item 3 - Default Upon Senior Securities..................................25

     Item 4 - Submission of Matters to a Vote of Security Holders.............25

     Item 5 - Other Information...............................................25

     Item 6 - Exhibits and Reports on Form 8-K................................25

                                     PART I

ITEM 1.   FINANCIAL INFORMATION

                                                                    OMNICORDER TECHNOLOGIES, INC.
                                                                 (A Development Stage Enterprise)

                                                                                   BALANCE SHEETS

                                                             March 31,           December 31,
                                                                2005                 2004
                                                        --------------------  -------------------
                                                             (Unaudited)
 CURRENT ASSETS
      Cash and cash equivalents                                   $2,141,067           $3,403,712
      Prepaid expenses and other current assets                      164,561              226,519
                                                        --------------------  -------------------

          Total Current Assets                                     2,305,628            3,630,231

      Property and equipment, net                                    254,985              284,850
      Other assets                                                   324,697              151,945
                                                        --------------------  -------------------


          TOTAL ASSETS                                           $2,885,310            $4,067,026
                                                        ====================  ===================

The accompanying notes are an integral part of these financial statements.

                                                                   OMNICORDER TECHNOLOGIES, INC.
                                                                (A Development Stage Enterprise)

                                                                                  BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             March 31,              December 31,
                                                               2005                    2004
                                                        -------------------     -------------------
                                                            (Unaudited)
CURRENT LIABILITIES
     Notes payable                                               $  102,182          $   165,883
     Accounts payable and accrued expenses                          669,734              439,718
     Deferred officers salaries                                     424,632              431,555
                                                        -------------------     -------------------

         Total Current Liabilities                                1,196,548            1,037,156

     Deferred officers salaries, non current                        555,000              555,000
                                                        -------------------     -------------------

         Total Liabilities                                        1,751,548            1,592,156
                                                        -------------------     -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value, 4,000,000
         shares authorized; 0 shares issued and
         outstanding                                                     --                   --
     Series A Convertible preferred stock, $.01 par
         value, 6,000,000 shares authorized;
         1,550,000 shares issued and outstanding,
         liquidation preference $1,550,000                           15,500               15,500
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 29,951,107 and 29,695,889 shares
         issued and outstanding, respectively                        29,950               29,695
     Additional paid-in capital                                  18,118,265           17,842,765
     Deferred stock compensation                                   (45,281)                   --
     Deficit accumulated during the development stage          (16,984,672)         (15,413,090)
                                                        -------------------     -------------------

         Total Stockholders' Equity                               1,133,762            2,474,870
                                                        -------------------     -------------------
             TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                           $2,885,310           $4,067,026
                                                        ===================     ===================

The accompanying notes are an integral part of these financial statements.


                                                                                        OMNICORDER TECHNOLOGIES, INC.
                                                                                     (A Development Stage Enterprise)

                                                                                             STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------
                                                                                                       Cumulative For
                                                                                                      the Period From
                                                                                                      February 7, 1997
                                                                      For the Quarter ended              (inception)
                                                                              March 31,                    through
                                                              ------------------------------------        March 31,
                                                                      2005               2004               2005
                                                                  (Unaudited)        (Unaudited)        (Unaudited)
                                                              ------------------   --------------   ------------------
     DEVELOPMENT REVENUES                                     $         --         $          --    $         69,800
     DEVELOPMENT COSTS                                                  --                    --              20,000
                                                              ------------------   --------------   ------------------
           GROSS PROFIT                                                 --                    --              49,800
                                                              ------------------   --------------   ------------------
OPERATING EXPENSES
     Research and development                                        659,458              368,786           6,798,566
     Selling, general and administrative                             901,914              684,262           7,723,122
     Related party legal expense                                         --                    --             544,881
     Write-off of public offering costs                                  --                    --             501,992
                                                              ------------------   --------------   ------------------
         TOTAL OPERATING EXPENSES                                  1,561,372            1,053,048          15,568,561
                                                              ------------------   --------------   ------------------

         OPERATING LOSS                                          (1,561,372)          (1,053,048)        (15,518,761)

     Interest and other (income) expenses, net                        10,210             (24,503)           1,007,790
                                                              ------------------   --------------   ------------------
         NET LOSS                                                (1,571,582)          (1,028,545)        (16,526,551)

     Series A Convertible Preferred Stock beneficial
         conversion feature                                              --                    --             458,121
     Accumulated dividends on Series A Convertible
     Preferred Stock                                                  18,083                   --              18,083
                                                              ------------------   --------------   ------------------
     NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS-BASIC
         AND DILUTED                                            $(1,589,665)         $(1,028,545)       $(17,002,755)
                                                              ==================   ==============   ==================

     Basic and diluted net loss per share                            $(0.05)              $(0.03)
                                                              ==================   ==============

     Weighted average number of shares outstanding               29,705,271           29,570,100
                                                              ==================   ==============

The accompanying notes are an integral part of these financial statements.

                                                         OMNICORDER TECHNOLOGIES, INC.
                                                      (A Development Stage Enterprise)
                                                    STATEMENT OF STOCKHOLDERS' EQUITY
               For the period from January 1, 2005 through March 31, 2005 (Unaudited)
-------------------------------------------------------------------------------------

                                                                Series A Convertible
                                           Common Stock           Preferred Stock
                                      -----------------------   ----------------------
                                        Shares        Amount       Shares     Amount
                                      ----------   ----------   ----------    ------
Balance at January 1, 2005            29,695,889   $   29,695    1,550,000    $15,500
Issuance of common
    stock for
    research and
    development                          250,000          250
Exercise of Options                        5,218            5
Issuance of  stock
    options for
    services rendered
Amortization of
    deferred stock
    compensation
        Net Loss                              --           --
                                      ----------   ----------   ----------    ------

Balance at March 31,
    2005 (unaudited)                  29,951,107   $   29,950    1,550,000    $15,500
                                      ==========   ==========   ==========    =======


                                                               Deficit
                                                              Accumulated
                                            Deferred Stock    During the
                             Additional          Based        Development
                          Paid-in Capital    Compensation        Stage          Total
                          ---------------   --------------   -------------  -----------
Balance at January
    1, 2005                  $17,842,765              $--    $(15,413,090)  $2,474,870
Issuance of common
    stock for
    research and
    development                  212,250               --              --      212,500
Exercise of Options                2,875                                         2,880
Issuance of  stock
    options for
    services rendered             60,375          (60,375)                          --
Amortization of
    deferred stock
    compensation                                   15,094                       15,094
             Net Loss                 --                       (1,571,582)  (1,571,582)
                          ---------------   --------------   ------------   -----------
Balance at March 31,
    2005 (unaudited)         $18,118,265         $(45,281)   $(16,984,672) $(1,133,762)
                          ===============   ==============   ============= ===========

                                                                                                 OMNICORDER TECHNOLOGIES, INC.
                                                                                              (A Development Stage Enterprise)
                                                                                                      STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Cumulative
                                                                                                           For the Period
                                                                                                        from February 7, 1997
                                                                    For the Quarters Ended               (inception) through
                                                                          March 31,                           March 31,
                                                                  2005                   2004                   2005
                                                         ----------------------- --------------------- ------------------------
                                                              (Unaudited)              (Unaudited)           (Unaudited)
                                                         ----------------------- --------------------- ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                            $(1,571,582)          $(1,028,545)            $(16,526,551)

     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                   27,985                34,862                  791,184
         Loss on disposal of net assets                                     --                     --                   20,584
         Unrealized loss form foreign currency
             transactions                                                   --                     --                   19,271
         Warrants issued to related party for legal
             services                                                       --                     --                   95,000
         Issuance of stock options and warrants for
             services rendered                                           15,094                37,516                1,427,184
         Issuances of stock options and warrants for
             services rendered                                                                     --                   83,510
         Issuance of common stock for research and
             development                                                212,500                    --                  512,500
         Amortization of original issue discount                            --                     --                  329,625
         Amortization of deferred financing costs                           --                     --                  188,125

         Changes in operating assets and liabilities:
         Prepaid expenses and other current assets                       61,959                58,756                   47,435
         Other assets                                                 (172,753)               (4,500)                (324,698)
         Accounts payable and accrued expenses                          230,018              (79,994)                  907,598
         Deferred officers salaries                                     (6,923)                    --                  979,632
                                                                    -----------             ---------              ------------

             NET CASH USED IN OPERATING ACTIVITIES                  (1,203,702)             (981,905)             (11,449,601)
                                                                    -----------             ---------              ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchases of property and equipment                                  1,878              (32,462)              (1,067,065)
                                                                    -----------             ---------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (costs of) issuance of common stock                        --             (101,711)              12,522,477
     Net proceeds from issuance of Series A
         convertible preferred stock                                          --                   --                1,518,928
     Proceeds from issuance of warrants                                       --                   --                   40,000


The accompanying notes are an integral part of these financial statements.



                                                                                                 OMNICORDER TECHNOLOGIES, INC.
                                                                                              (A Development Stage Enterprise)
                                                                                                      STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Cumulative
                                                                                                           For the Period
                                                                                                        from February 7, 1997
                                                                    For the Quarters Ended               (inception) through
                                                                          March 31,                           March 31,
                                                                  2005                   2004                   2005
                                                         ----------------------- --------------------- ------------------------
                                                              (Unaudited)              (Unaudited)           (Unaudited)
                                                         ----------------------- --------------------- ------------------------
     Proceeds from options exercised                                      2,880                    --                   44,880
     Issuance of bridge note payable                                                               --                1,025,000
     Payment of deferred financing costs                                      --                   --                 (147,500)
     Repayment of notes payable                                        (63,701)             (141,235)                 (346,052)
                                                                    -----------        --------------               -----------
         NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                                (60,821)             (242,946)               14,657,733
                                                                    -----------        --------------               -----------

         NET (DECREASE) INCREASE IN CASH                            (1,262,645)           (1,257,313)                2,141,067

CASH AND CASH EQUIVALENTS -Beginning                                  3,403,712             6,816,254                       --
                                                                    -----------        --------------               -----------

CASH AND CASH EQUIVALENTS - Ending                                   $2,141,067            $5,558,941               $2,141,067
                                                                    ===========        ==============               ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
     Cash paid during the periods for:

         Interest                                                        $2,474                $3,136                 $966,512
         Income Taxes                                                   $12,219                  $ --                  $16,728

     Non cash investing and financing activities:

         Conversion of bridge notes                                        $--               $275,000               $1,065,625
         Conversion of accounts payable to notes
             payable                                                       $--                    $--                 $237,861
         Insurance premiums financed using a note                          $--                    $--                 $373,835
     Cashless exercise of common stock resulting in
         the issuance of 27,399 shares of common stock.                    $--                    $--                      $27

     Beneficial conversion charge attributable to
         Series A convertible preferred stock                              $--                    $--                 $458,121

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

On December 19, 2003, the Company completed a transaction with Promos, Inc. ("Promos"), in which Promos acquired all the assets and assumed all the liabilities of the Company, in consideration for the issuance of a majority of Promos' shares of common stock. This transaction was accounted for as a recapitalization of OmniCorder, who was the acquirer for accounting purposes. Concurrent with the closing of the recapitalization transaction, we completed a private placement of 5,686,027 shares of common stock, from which we received gross proceeds of $7,820,405. Also, concurrent with the recapitalization transaction, we sold the promotional products business to one of our previous directors, and succeeded to the business of OmniCorder as our sole line of business.

On December 29, 2003, the Company subsequently merged into a newly-formed Delaware corporation under the original name of the accounting acquirer, OmniCorder Technologies, Inc. Subsequent to this transaction, the original shareholders of the Company owned 95% of the outstanding shares of the Company and the original Promos shareholders owned 5% before the impact of the concurrent private placement. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of the Company and are recorded at the historical cost basis of the Company.

Management's Liquidity Plans
----------------------------
The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through March 31, 2005, in the amount of $16,984,672. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised. On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock (convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of its common stock at $1.10 per share (which expire December 14, 2009). The Company received gross proceeds of $1,550,000. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. Anti-dilution provisions relating to the series A convertible preferred stock provide that the conversion price of such shares is to be adjusted if the Company completes a rights offering by December 31, 2005 at a price which is less than the conversion price for the series A convertible preferred stock. As of March 31, 2005, the Company had cash balances and working capital of $2,141,067 and $1,109,080, respectively, and total stockholders' equity of $1,133,762. Management estimates that it will require additional cash resources during 2005, based upon its current operating plan and condition. The Company is currently investigating additional financing alternatives, including equity and/or debt financing and asset-based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. The success of the Company depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR system in sufficient quantities and at profitable revenue levels.

The Company has filed a registration statement with the SEC that contemplates a subscription rights offering to existing stockholders of the Company. As contemplated, the Company would distribute to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. The Company would issue the subscription rights at the current rate of one right for approximately 7.53 shares of its common stock held on the record date, which represents the ratio of subscription rights to total common shares outstanding of 29,951,107. Each subscription right represents the right to purchase one share of newly-created series B preferred stock. The shares of series B convertible preferred stock would be convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. If all subscription rights are exercised, then the Company would receive gross proceeds, prior to expenses, of $3,500,000. There is no assurance as to how many rights will be exercised or if or when any such subscription rights offering will be consummated. The Company has incurred legal fees in connection with the rights offering totaling $49,000, which is included in "other assets." The Company has no commitments for additional funding. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

On March 7, 2005, the Company's board of directors unanimously agreed to extend the original stock lock-up agreements entered into in September 2004 and set to expire on March 17, 2005, until December 31, 2005. Under this agreement, all board members extended their commitment not to publicly sell any of their shares through the end of 2005.

The BioScanIR System has received FDA Section 510(k) clearance, permitting its sale in the U.S., and CE mark approval permitting its sale in Europe. The Company's approved labeling permits it to market the BioScanIR system for use in imaging a large variety of diseases - such as cancer and vascular disease - that affect the movement of blood (known as blood perfusion), in tissue and organs.

The Company continues to further improve its system for target end-market applications based upon pilot site feedback. Current systems production is driven by its need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold, leased, or converted to revenue generating sites at some time in the future. The Company will build and deploy these units to the extent that they advance its product development and validation efforts and its drive to commercialization. On November 1, 2004, the Company delivered the new cancer therapy monitoring configuration of our BioScanIR System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials are expected to begin in the second quarter of 2005. As of April 25, 2005, the Company has four fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro)487,000, or $633,000 as of April 25, 2005. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

NOTE 2 - Accounting Policies

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements as filed in its Annual Report on Form 10-KSB for the year ended December 31, 2004. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Revenue Recognition
-------------------
The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at that time and that will comply with accounting principles generally accepted in the United States as they relate to its business practices. The Company reported development revenues in the second quarter of 2004. For full disclosure of the Company's revenue recognition policies, refer to the Notes to Financial Statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Loss Per Common Share
---------------------
Loss per share ("EPS") is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants and conversion of the series A convertible preferred stock are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Securities that could be potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

         Total potential common shares as of March 31, 2005:

         Warrants to purchase common stock           1,915,397

         Options to purchase common stock            4,325,940

         Series A convertible preferred stock        1,409,091
                                                     ----------
                                                     7,650,428
                                                     ==========

Stock-Based Compensation
------------------------
In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 44,

"Accounting for Certain Transactions Involving Stock Compensation." No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

         The unaudited pro forma information is as follows:

                                                Three Months        Three Months
                                                   Ended                Ended
                                               March 31, 2005      March 31, 2004
                                              ------------------ -------------------
       Net operating  loss as reported          $  (1,571,582)         $(1,028,545)
                                              ================== ===================
     Net loss attributable to common            $  (1,589,665)         $(1,028,545)
         shareholders - basic and diluted
       Deduct:
       Total stock-based employee
       compensation expense
       determined under fair value
       based method for all awards                   (181,016)             (31,074)
                                              ------------------ -------------------
                                                $  (1,770,681)         $(1,059,619)
                                              ================== ===================
       Basic and diluted net loss per
       share as reported                             $  (0.05)              $(0.03)
                                                     ========               =======
       Basic and diluted pro forma net
       loss per share                                $  (0.06)              $(0.04)
                                                     ========               =======

In December 2004, the FASB revised SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. For small business issuers, the provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period of the first fiscal year beginning after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based paymentarrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis or Plan of Operation subsequent to adoption of SFAS 123R.

Reclassifications
-----------------
Certain accounts in prior periods' financial statements have been reclassified for comparative purposes to conform with the presentation of the current period's financial statements. These reclassifications have no effect on the previously reported income.


NOTE 3 - Deferred Officers Salaries

Deferred officers salaries, current and non-current, represent payroll amounts deferred by the former Chief Executive Officer and former Chief Financial Officer, which aggregated $979,632 and $986,555 at March 31, 2005 and December 31, 2004, respectively. (See Note 6, Litigation).


NOTE 4 - Stockholders'  Equity

Initial Capitalization and Founders' Shares
-------------------------------------------
In February 1997 (inception) and March 1998, the Company issued to its founders 10,301,259 and 2,710,858 shares of common stock, respectively, for an aggregate of $6,050, including technology rights (valued at $4,400) transferred to the Company.

Stock Splits and Recapitalization
---------------------------------
In August 1998, the Company's Board of Directors approved a 2.2-for-1 stock split on its common stock and in September 2001, the Company's Board of Directors approved a 3-for-1 stock split on its common stock. On December 19, 2003, the Company completed the recapitalization transaction with Promos, Inc. This resulted in the issuance of 2.054 shares of Promos, Inc. (subsequently renamed OmniCorder Technologies, Inc.) for each outstanding share of the original OmniCorder, and the corresponding adjustment of the number of options and warrants and their exercise prices. All share information in the accompanying financial statements have been retroactively restated to reflect such stock splits and the recapitalization.

Private Placements
------------------
In October 1997, the Company commenced a private placement of shares of common stock at a price of $.55 per share. The placement agent received a commission of 5% of the aggregate purchase price of the common stock placed, and was granted warrants with a five-year term to purchase 76,810 shares of common stock on August 31, 1998, at an exercise price of $.55 per share, which expired on August 31, 2003. The Company issued 1,246,976 shares of its common stock at $.55 per share, which related to this private placement, from October 1997 through May 1998 for net proceeds of $591,925.

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

In 2003, the Company issued 1,317,849 shares of common stock to various investors for aggregate proceeds of $1,238,402 at $.97 per share. Concurrent with the closing of the recapitalization transaction on December 19, 2003, the Company completed a private offering of 5,686,027 shares of common stock (including the issuance of 200,000 shares of common stock upon the conversion of a $275,000 bridge promissory note) at a price of $1.375 per share, with gross proceeds of $7,820,405. The Company also issued warrants to three investors to purchase an aggregate of 218,189 shares of its common stock at an exercise price of $1.50 per share for a three-year period. Prior to the completion of the recapitalization transaction, the Company redeemed and cancelled 1,135,300 shares of its outstanding common stock from seven unaffiliated and existing stockholders for a total cash consideration of $10. At the time of the completion of the recapitalization transaction, private offering, related stock purchase and payment of equity-based transaction fees, OmniCorder had outstanding 29,570,100 shares of common stock, warrants to purchase 1,450,397 shares and stock options to purchase 2,781,899 shares of common stock.

In connection with the private offering and recapitalization transaction, the Company incurred cash transaction expenses which reduced the gross proceeds as follows: (i) placement agent fees associated with the private offering of approximately $289,000, which included reimbursement of expenses that were paid on closing; (ii) investor and financial relations services fees associated with the recapitalization of approximately $135,000 and (iii) legal fees and reimbursement expenses associated with the recapitalization of approximately $223,000. Additional legal expenses associated with the transaction in the amount of $101,711 were recorded in the quarter ended March 31, 2004 as a reduction of the proceeds.

As part of the transaction, the Company purchased and distributed to its shareholders as part of the recapitalization transaction 7,764,700 shares of Promos common stock for a consideration of $180,000 purchased from a former director of Promos. This payment has been reflected as a reduction of the proceeds of the December 19, 2003 private placement. In the transaction, 13,773,700 shares held by Promos shareholders were redeemed and distributed to shareholders of the Company, and an aggregate of 1,135,300 shares of Promos common stock from seven unaffiliated and existing stockholders were cancelled.

In addition, the Company issued 1,212,073 shares of its common stock to the placement agent and its financial advisors in connection with the private offering and recapitalization transaction.

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock (convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the Company recorded a non-cash charge of $458,121 to deficit accumulated during the development stage. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. The series A convertible preferred stock is convertible into shares of common stock at a conversion price of $1.10 per share. The series A convertible preferred stock is convertible into shares of common stock (i) at any time at the option of the holder thereof, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq SmallCap Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20, or 200% of the $1.10 conversion price per share, subject to adjustment. No underwriter or selling agent was involved in this offering. Anti-dilution provisions relating to the series A convertible preferred stock provide that the conversion price of such shares is to be adjusted if the Company completes a rights offering by December 31, 2005 at a price which is less than the conversion price for the series A convertible preferred stock. The Company has filed a registration statement with the SEC that contemplates a subscription rights offering to existing stockholders of newly-created series B convertible preferred stock. No assurance can be given as to if or when any such subscription rights offering will be commenced.

Warrants
--------
In 1997, the Company received $40,000 from the sale of stock warrants to a former director of the Company who is a partner at the Company' s former law firm. These warrants entitled the holder to purchase up to $180,000 of any securities the Company may issue through January 6, 2004, on the same terms and conditions as those issued. In October 2003, these warrants were exercised on a cashless basis and the Company issued 142,304 shares of common stock.

In 1997, the Company issued warrants to a law firm in which a former director of the Company is a partner, in consideration for the deferral of payment of legal fees. The warrants entitled the Company's former legal counsel to purchase up to $427,500 of any securities sold by the Company to outside investors at the same prices as sold to such investors through January 6, 2004 (as to $337,500 worth of such securities) and through February 15, 2004 (as to $90,000 worth of such securities). The estimated fair value of the warrants was $95,000, of which $75,000 and $20,000 was charged to general and administrative expense for the period February 7, 1997 (inception) to December 31, 1997 and the year ended December 31, 1998. In October 2003, these warrants were exercised on a cashless basis and the Company issued 480,274 shares of common stock.

In 2004 the Company issued warrants in connection with the December 14, 2004 private placement transaction. The warrants entitled the participants of the private placement to purchase up to 465,000 shares of common stock at an exercise price of $1.10 per share. These warrants will expire if unexercised on December 14, 2009.

As of March 31, 2005 and December 31, 2004, the Company had warrants outstanding to purchase an aggregate of 1,915,397 common shares.

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

On November 20, 2003, the Company entered into a one-year bridge promissory note in the amount of $275,000 bearing interest at 1%. By its terms, this note was automatically converted into 200,000 shares of common stock of the Company at $1.375 per share as part of the December 19, 2003 private placement.

Stock Option Plan
-----------------
In 1998, the Company adopted a stock option plan under which it may grant qualified and nonqualified options to purchase up to 4,435,500 shares of common stock to employees and consultants, as amended on February 26, 2004. Qualified options are exercisable for a period of up to ten years from the date of the grant at no less than the fair value of the common stock on the date of grant. The term of such options is five years from the date of grant for stockholders who own more than ten percent of the voting power of all classes of stock of the Company at the date of grant, and are exercisable for no less than 110% of fair value on the date of grant for such holders.

During the three months ended March 31, 2005, the Company awarded stock options to purchase 1,367,500 shares of common stock, of which 150,500 were to employees, 852,000 were to the Company's new Chief Executive Officer and 365,000 were to members of the Board of Directors and stock options to purchase 62,500 shares of common stock to consultants. At March 31, 2005, options to purchase 4,325,940 shares of common stock were outstanding. These options have exercise prices ranging from $.55 to $4.40 per share.

As a result of stock options awarded in February and March 2005, the Company has issued 8,732 stock options in excess of the shares reserved under the 1998 Stock Option Plan.

On March 7, 2005, the board of directors of the Company adopted and approved a new 2005 Incentive Compensation Plan, which we refer to as the 2005 Plan, and recommended that it be submitted to our stockholders for their approval at the next annual meeting of stockholders.

The terms of the 2005 Plan provide for the issuance of up to 5,000,000 awards of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock related awards and performance awards that may be settled in cash, stock or other property.

As of April 25, 2005, 1,980,000 awards have been granted under the 2005 Plan, subject to stockholder approval. Of the 1,980,000 awards, 825,000 were granted to our new Chief Executive Officer pursuant to the terms of his employment agreement, and 1,155,000 were granted to outside directors for their service to the Company in 2004 and 2005.

On February 14, 2005, the Board of Directors voted and approved to grant options to purchase shares of the Company's common stock to its employees and outside directors. Stock options to purchase an aggregate of 200,000 shares of common stock to individual employees of the Company, each at an exercise price of $1.00 per share. Each outside director was granted stock options to purchase 30,000 shares of the common stock at an exercise price of $1.00 per share vesting over three years under the 1998 Stock Option Plan and a stock option grant to purchase 30,000 shares of the common stock at an exercise price of $1.00 per share vesting over three years under the proposed 2005 Incentive Compensation Plan. Additionally, members of the Executive Committee of the Board of Directors each received a grant of stock options to purchase 15,000 shares of common stock at an exercise price of $1.00 per share vesting over three years under the 1998 Stock Option Plan and a grant of stock options to purchase 15,000 shares of the common stock at an exercise price of $1.00 per share vesting over three years under our proposed 2005 Incentive Compensation Plan. The Chairman of the Executive Committee will receive an additional grant of 5,000 stock options under the 1998 Stock Option Plan and 5,000 stock options from the proposed 2005 Incentive Compensation Plan with the same vesting terms. The proposed 2005 Incentive Compensation Plan is subject to stockholder approval at the Company's annual meeting of stockholders.

On March 7, 2005, the Board of Directors voted and approved a grant to each outside Director of options to purchase 30,000 shares of the Company's common stock at an exercise price of $1.00 per share vesting over three years and 30,000 restricted shares of common stock, which may not be sold for two years, under the proposed 2005 Incentive Compensation Plan. Additionally, members of the Executive Committee of the Board of Directors each received a grant of options to purchase 30,000 shares of common stock at an exercise price of $1.00 vesting over three years under the proposed 2005 Incentive Compensation Plan. The Chairman of the Executive Committee received an additional grant of options to purchase 10,000 shares of common stock at an exercise price of $1.00 vesting over three years under the proposed 2005 Incentive Compensation Plan.

NOTE 5 - License Agreements

Technology License Agreement
----------------------------
In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Michael
A. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997 with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company is contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a 12-month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company will also be obligated to pay this shareholder a royalty of $300 for each device installed at client's site based only on installations at which the Company derived revenues from the licensed technology. Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Anbar, founding scientist of the Company, which provides for

Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum consulting fee of $12,000 for the first 12-month period, as well as a grant of 250,000 additional restricted shares. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement may be extended at either party's option for an additional two-year term.


Caltech License Agreement
-------------------------
In September 1997, the Company entered into an option agreement with Caltech, which grants the Company the right to enter into an exclusive license to exploit Caltech's infrared radiation detection technology in the field of detection of infrared radiation for commercial medical applications. In addition, the Company has the right to sublicense this technology. The Company is obligated to pay Caltech a royalty based on revenues derived from licensed products and services and from sublicenses. The Company issued Caltech 542,172 shares of its common stock in connection with the license agreement. The license may be cancelled at Caltech's option if it has not received minimum license fees of $10,000 in any one-year period commencing June 30, 1999. The license continues in effect for as long as the patent rights remain effective, which will be from 2018 to 2020, depending on the relevant patent.

While in effect, the agreement requires that the Company pay 50% of all attorneys' fees in connection with preparation, filing and prosecution, issuance and maintenance of the licensed patent rights in the United States. The Company is also obligated to pay 100% of patent costs in foreign jurisdictions.

The Lockheed Martin License Agreement
-------------------------------------
In September 1998, the Company entered into a license agreement with Lockheed Martin Corporation ("Lockheed"), pursuant to which we were initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The EQWIP technology is protected by a patent owned by Lockheed. In addition, the Company licensed the same rights with respect to patent filings on the EQWIP technology in a number of foreign countries. In order to maintain the exclusivity of the license, the Company was required to meet certain milestones relating to royalty generation, development of markets and territories and utilization of the EQWIP technology in certain percentages of our installed base of diagnostic equipment. If the license agreement remained exclusive, the Company agreed to pay Lockheed certain minimum royalties. The Company also agreed to pay Lockheed royalties on revenues we derived from utilization of the EQWIP technology. To date, the Company has not utilized the EQWIP technology licensed from Lockheed Martin and, therefore, believes that the license is no longer exclusive and that no minimum or other royalties are due to Lockheed. If, pursuant to the license agreement, royalty payments are ever required to be paid by the Company to Lockheed, such payments will range from 1.5% to 3% of revenues derived from the technology as defined in the agreement. If and when a viable EQWIP's manufacturer is provided, the Company would be required to make specified annual minimum payments in order to maintain the exclusive rights to the EQWIP technology.

The license from Lockheed does not expire other than as a result of a breach of the license by the Company, but five years following the expiration of the last of the patents that are the subject of the license (July 2016), the license becomes non-exclusive and royalty-free. In October 2004, Lockheed requested that the Company pay minimum royalties and other amounts aggregating $2,500,000. See
Note 6, Commitments and Contingencies, Litigation.

NOTE 6 - Commitments and Contingencies

Purchase Commitments
--------------------
The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro)487,000, or $633,000 as of April 25, 2005. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments
---------------------------
The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space, which lease expires November 30, 2009.

Future annual minimum lease payments under noncancelable operating leases and arrangements as of March 31, 2005 are as follows:

                                                             Amount
                                                    --------------------------
       Nine Months Ending December 31, 2005                    $43,800
       Year Ending December 31, 2006                            60,500
       Year Ending December 31, 2007                            62,800
       Year Ending December 31, 2008                            65,100
       Year Ending December 31, 2009                            61,800
                                                             ---------
                  Total                                       $294,000
                                                             =========

Rent expense charged to operations for the three months ended March 31, 2005 and March 31, 2004 and for period February 7, 1997 (inception) to March 31, 2005 amounted to $18,500, $11,000 and $200,749, respectively

Litigation
----------
In September 1998, the Company entered into a license agreement with Lockheed, pursuant to which the Company was initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The Company believed that these technologies would enhance the sensitivity of the technology it licensed from CalTech. The Company has not utilized the EQWIP technology licensed from Lockheed.

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

On March 8, 2003, the Company's former Chief Financial Officer ("CFO") filed a declaratory judgment action against the Company in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options, as well as approximately $462,000 in deferred salary.

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

On February 15, 2005, the Company moved for partial summary judgment on Plaintiff's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that Plaintiff could recover any deferred compensation prior to April 1, 1999. The parties are currently conducting discovery and a final pre-trial conference is scheduled for July 11, 2005.

While the ultimate outcome of this matter cannot presently be determined with certainty, according to the Company's counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and the Company intends to vigorously defend the claims in this lawsuit. The Company believes that its provision for such in the accompanying financial statements is adequate at March 31, 2005.

The outcome of these matters may have material effect impact on the Company's financial condition, and results of operations and cash flows.

The Company is not a party to any other pending or threatened legal proceedings.

Employment and Consulting  Agreements
-------------------------------------
On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its new President and Chief Executive Officer, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company has entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. The employment agreement provides that Mr. O'Connor will receive a fixed salary at an annual rate of $225,000. The Company also agreed to issue to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of common stock of the Company at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company further agreed to issue an option to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share following approval by our stockholders of a new incentive compensation plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company is also obligated to pay Mr. O'Connor the balance of his prior employment contract bonus of $55,000 if unpaid as a result of his change of employment. Finally, based upon the attainment of specified performance goals determined by our Compensation Committee and Mr. O'Connor, we agreed to pay Mr. O'Connor (1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of our common stock at an exercise price equal to the market price of our common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant.

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, the Company announced that it entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remains a member of the board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of shareholders to continue as a board member. The agreement also provides for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commence on the earlier of (i) September 1, 2005, or (ii) the closing of the contemplated subscription rights offering with gross proceeds of at least $2.5 million. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Michael A. Anbar, founding scientist of the company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum fee of $12,000 for the first twelve month period as well as a grant of 250,000 additional restricted shares. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement may be extended at either party's option for additional two-year terms.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations as of March 31, 2005:

                                                    Aggregate
                                                   Commitment
      ----------------------------------------   -------------
      Nine months ending December 31,2005             $358,800
         Year ending December 31, 2006                 585,000
         Year ending December 31, 2007                 291,500
        2 Year ending December 31, 2008                185,000
                                                 -------------
                    Totals                          $1,420,300
                                                 =============


NOTE 7 - Related Party Transactions

In December 2004, the Company sold 1,550,000 shares of series A convertible preferred stock at a purchase price of $1.00 per share and five-year warrants to purchase 465,000 shares of our common stock at an exercise per share of $1.10 in a private placement. Among the purchasers of these securities were Jed Schutz, George Benedict and Joseph T. Casey, each of whom is a director of the Company. Mr. Schutz purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. Mr. Benedict purchased 100,000 shares of series A convertible preferred stock for a purchase price of $100,000, and was issued warrants to purchase 30,000 shares of common stock. Mr. Casey purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. The purchase price of the shares was determined with reference to the then current market price of the Company's common stock.

The Company purchases all of its insurance policies from a company in which a member of its Board of Directors is the Chairman. Policy premiums for the 2004/2005 policy years approximated $299,000. Effective May 1, 2005, the Company has signed with an unrelated party for the Company's health insurance plans.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Discussion of Financial Condition, Changes in Financial Condition and Results of Operations and Management's Liquidity Plans
--------------------------------------------------------------------------------
We have a deficit accumulated during the development stage, which commenced on February 7, 1997 and through March 31, 2005 in the amount of $16,984,672. On December 14, 2004, we completed a private placement of 1,550,000 shares of its series A convertible preferred stock (convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of its common stock at $1.10 per share (which expire December 14, 2009). We received gross proceeds of $1,550,000. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock. Anti-dilution provisions relating to the series A convertible preferred stock provide that the conversion price of such shares is to be adjusted if we complete a subscription rights offering by December 31, 2005 at a price which is less than the conversion price for the series A convertible preferred stock. As of March 31, 2005, we had cash balances and working capital of $2,141,067 and $1,109,080, respectively, and total stockholders' equity of $1,133,762. Management estimates that it will require additional cash resources during 2005 based upon its current operating plan and condition. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and our ability to roll-out the BioScanIR system in sufficient quantities and at profitable price levels.

We have filed a registration statement with the SEC that contemplates a subscription rights offering to existing stockholders. As contemplated, we would distribute to holders of our common stock transferable subscription rights to purchase shares of newly-created series B preferred stock. We would issue the subscription rights at the current rate of one right for approximately seven shares of our common stock held on the record date, which represents the ratio of subscription rights to total common shares outstanding of 29,951,107. Each subscription right represents the right to purchase one share of newly-created series B preferred stock. The shares of series B preferred stock would be convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder thereof, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. If all subscription rights are exercised, then we would receive gross proceeds, prior to expenses, of $3,500,000. There is no assurance as to how many rights will be exercised or if or when any such subscription rights offering will be commenced. We have incurred legal fees in connection with the rights offering totaling $49,000, which is included in "other assets" as of March 31, 2005. We have no commitments for additional funding. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

Operations required cash of $1,203,702 for the three months ended March 31, 2005 compared to $981,905 for the three months ended March 31, 2004 as we further develop our technology for commercialization and in support of technical and administrative staff.

On March 7, 2005, our board of directors unanimously agreed to extend the original stock lock-up agreements entered into in September 2004 and set to expire on March 17, 2005, until December 31, 2005. Under this agreement, all board members extended their commitment not to publicly sell any of their shares through the end of 2005.

The BioScanIR System has received FDA Section 510(k) clearance permitting its sale in the US, and CE mark approval permitting its sale in Europe. Our approved labeling permits us to market the BioScanIR system for use in imaging a large variety of diseases - such as cancer and vascular disease - that affect the movement of blood (known as blood perfusion), in tissue and organs.

We continue to further improve our system for our target end-market applications based upon pilot site feedback. Current systems production is driven by our need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold or leased at some time in the future. We will build and deploy these units to the extent that they advance our product development and validation efforts and our drive to commercialization. On November 1, 2004, we delivered the new cancer therapy monitoring configuration of our BioScanIR System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials are expected to begin in the second quarter of 2005. As of April 25, 2005, we have four fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

We have committed to purchase infrared camera components from AEG
Infrarot-Module GmbH for approximately (euro)487,000, or $633,000 as of April 25, 2005. These components utilize QWIP technology. We have the exclusive license for QWIP technology from Caltech for biomedical applications.

REVENUE MODEL
We believe that initial revenues will come primarily from the sale of the BioScanIR system to customers for use in cancer therapy monitoring and drug discovery, as well as in reconstructive and neurosurgery applications. In addition, initial customers will likely include imaging research organizations that will purchase BioScanIR systems for use in their own research programs. It is possible, however, that initial revenues in certain applications, such as cancer therapy monitoring, could involve a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated four to five year life of the BioScanIR system. Even if the initial source of revenue is the sale of the BioScanIR system, it is anticipated that such sales would also be accompanied by annual maintenance fees.

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

For a discussion of the accounting policies we intend to employ with respect to revenue recognition, inventory and capitalized costs, refer to the "Summary of Significant Accounting Policies-Basis of Presentation" in the Notes to our Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Based upon the circumstances at the time, we will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to our business practices, including licensing, lease/rental, and outright sale. Since we have not generated any significant revenues to date, our expected revenue model may change as market conditions dictate.

RESULTS OF OPERATIONS

The following represents a summary of the results of operations for the three months ended March 31, 2005 and 2004:

                                                       March 31, 2005        March 31, 2004
                                                       -----------------------------------------
                                                         (Unaudited)           (Unaudited)
OPERATING EXPENSES
Research and development                                  $    659,458     $       368,786
Selling, general and administrative                            901,914             684,262
                                                        --------------      --------------
Total Operating Expenses                                     1,561,372           1,053,048
                                                        --------------      --------------
Operating Loss                                             (1,561,372)         (1,053,048)
Interest and other (income) expenses, net                       10,210            (24,503)
                                                        --------------      --------------
Net Loss                                                  $(1,571,582)     $   (1,028,545)
                                                        ==============      ==============
Basic and diluted net loss per share                          $ (0.05)           $  (0.03)
                                                        ==============      ==============
Weighted average number of shares outstanding               29,705,271          29,570,100
                                                        ==============      ==============

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2004

NET LOSS. We had a net loss of $1,571,582 and $1,028,545 for the three months ended March 31, 2005 and 2004, respectively. The net loss attributable to common stockholders increased by $561,120 to $1,589,665 for the three months ended March 31, 2005 from $1,028,545 for the three months ended March 31, 2004. For the period ended March 31, 2005, this included $18,083 of accumulated dividends on our series A convertible preferred stock payable in cash or, at our option, additional shares of series A convertible preferred stock. We have been a development stage enterprise and have had a cumulative net loss of $16,984,672 since inception in 1997. During this period, we have expended cash raised through various equity offerings, and issued stock options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement and more recently the proceeds of the December 14, 2004 private placement, which has enabled us to continue product development, build our administrative organization and promote the sales and marketing of BioScanIR System through expanding direct sales and other marketing activities. Losses for the quarters included non-cash compensation costs for stock grants and option awards of $227,594 in the three months ended March 31, 2005 as compared to $37,516 in the three months ended March 31, 2004, which are included in the results of operations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense increased by $290,672, or 79%, to $659,458 from $368,786, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and is expected to increase in the future as we employ new technical personnel and consultants in the development of its BioScanIR technology, purchases materials and components for development and expands its facilities. Cash proceeds from private placements in 2003 provided the funding for these activities. Refer to the Statement of Stockholders' Equity included in this report for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the research and development activity for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 were:

Technical salaries and consulting expense increased by $239,906 to $389,473 from $149,567, while business travel and entertainment decreased by $20,614 to $38,155 from $58,767. Recruitment expense increased $42,676 to $54,092 for the three months ended March 31, 2005 from $11,416 for the three months ended March 31, 2004.

Expenses for materials used in research and development and pilot site support increased by $4,073 to $35,897 for the three months ended March 31, 2005 from $31,824 for the three months ended March 31, 2004 as we continue our product development. During the three months ended March 31, 2005 patent expenses increased by $34,277 to $56,981 from $22,704 for the three months ended March 31, 2004.

In November 2004, we signed a new lease for office space. This resulted in a $10,183 increase for rent and utilities to $23,746 for the three months ended March 31, 2005 from $13,563 for the three months ended March 31, 2004. Printing and reproduction costs and office expense decreased $24,568 to $4,277 for the three months ended March 31, 2005 compared to $28,845, expensed for the three months ended March 31, 2004. There were no technical reports reproduced during the three months ended March 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $217,652, or 32%, to $901,914 from $684,262 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Significant components of the increase for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 were:

Administrative and marketing payroll and payroll related expenses increased $25,965 to $255,307 from $229,342 while travel and entertainment decreased $19,066 to $5,934 from $25,000. Consulting expenses increased $139,886 to $210,461 for the three months ended March 31, 2005 from $70,575 for the three months ended March 31, 2004. Part of this increase was due to the settlement of an arbitration proceeding arising from the December 13, 2004 termination of our former President and Chief Executive Officer. The agreement, which terminated our former President and Chief Executive Officer's previous employment agreement, provides that he will perform consulting services for us for a retroactive two-year period in exchange for consulting fees. In the three months ended March

31, 2005 there was $50,000 in expenses related to this agreement. In addition, during the interim period before our new President and CEO was hired, we had a management consulting team in place at a cost of $66,000.

Due in part to the arbitration proceeding, our professional fees increased $72,749 to $293,100 for the three months ended March 31, 2005 from $220,351 for the three months ended March 31, 2004.

As we continue investigating additional financing alternatives, we incurred $39,500 in financing expenses during the three months ended March 31, 2005 as compared to $0 for the three months ended March 31, 2004.

In the three months ended March 31, 2005, investor relations expenses decreased $22,501 to $12,564 compared to $35,155 for the three months ended March 31, 2004. Marketing expense and meetings and seminars decreased $21,477 to $23,363 during the three months ended March 31, 2005 from $44,840 during the three months ended March 31, 2004.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

As of March 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") concluded that, as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CEO and PFO Certifications

Appearing as exhibits to this report are "Certifications" of the CEO and the PAO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and PAO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended March 31, 2005, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The first material weakness is the lack of the necessary corporate accounting resources to realign and cross-train other current personnel. This has led to dependence on our Controller, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting. In order to correct this deficiency, we have hired an outside consulting firm in January 2005 to assist with Sarbanes-Oxley Act compliance. We are investigating the hiring of additional competent personnel to assist in the segregation of duties. We have implemented internal control procedures such as dual approval procedures at the CEO and Controller level, as well as requiring approvals for purchases by two authorized signers and check signatories from the CEO and/or Controller plus, in the absence of the CEO and Controller, another department head, to help prevent error and fraud.

In another area, the material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information with respect to equity-based transactions. In order to correct this deficiency we are working with our outside consulting firm to assist with Sarbanes-Oxley Act compliance to document procedures and internal controls for equity-based transactions.

We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.

Except as described above, there has been no change in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS.

In September 1998, we entered into a license agreement with Lockheed, pursuant to which we were initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. We believed that these technologies would enhance the sensitivity of the technology we licensed from CalTech. We have not utilized the EQWIP technology licensed from Lockheed.

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

On March 8, 2003, our former Chief Financial Officer ("CFO") filed a declaratory judgment action against us in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options, as well as approximately $462,000 in deferred salary.

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

On February 15, 2005, we moved for partial summary judgment on Plaintiff's deferred salary claim. By Order dated March 23, 2005, the Court denied our motion, but allowed us to renew our motion at the close of discovery. The Court did find that it is unlikely that Plaintiff could recover any deferred compensation prior to April 1, 1999. The parties are currently conducting discovery and a final pre-trial conference is scheduled for July 11, 2005.

While the ultimate outcome of this matter cannot presently be determined with certainty, according to our counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and we intend to vigorously defend the claims in this lawsuit. We believe that our provision for such in the accompanying financial statements is adequate at March 31, 2005.

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

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, we announced that we entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of shareholders to continue as a board member. The agreement also provides for a three-year payout schedule of our obligation to pay

Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commence on the earlier of (i) September 1, 2005, or (ii) the closing of a contemplated subscription rights offering with gross proceeds of at least $2.5 million. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

We are not a party to any other pending or threatened legal proceedings. The outcome of the matters described above could have a material impact on our financial condition, results of operations and cash flows.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

EXHIBIT NO.                                          DESCRIPTION

31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).


         (b) Reports on Form 8-K.

         Current Report on Form 8-K filed on March 9, 2005, reporting execution of consulting agreement with Mark A. Fauci.

         Current Report on Form 8-K filed on March 14, 2005, reporting hiring of Denis A. O'Connor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OMNICORDER TECHNOLOGIES, INC.


Date:  May 13, 2005                        /s/Denis A. O'Connor
                                           -------------------------------------
                                           /s/ Denis A. O'Connor
                                           Denis A. O'Connor
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ Celia Schiffner
                                           -------------------------------------
                                           Celia Schiffner
                                           Controller
                                           (Principal Financial Officer)