Form 10QSB
period 2005-06-30
Advanced BioPhotonics Inc.
filed 2005-08-15
CIK 1096182

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


For the fiscal quarter ended June 30, 2005    Commission file number: 0-27943

                                 ---------------

                           ADVANCED BIOPHOTONICS INC.



        (Exact name of small business issuer as specified in its charter)


               Delaware                                 11-3386214
    ---------------------------------       ---------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

       125 Wilbur Place, Suite 120
            Bohemia, New York                              11716
    ---------------------------------       ---------------------------------

          (Address of principal                          (Zip Code)
            executive offices)

                                 (631) 543-3655
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)
                ------------------------------------------------

                          OmniCorder Technologies, Inc.
--------------------------------------------------------------------------------
                   (Former Name, if Changed Since Last Report)
                   -------------------------------------------

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock as of August 10, 2005 was 30,281,107 shares.

         Transitional Small Business Disclosure Format. Yes [X] No [ ]


================================================================================

                           ADVANCED BIOPHOTONICS INC.
                      (F/K/A OMNICORDER TECHNOLOGIES, INC)

                   JUNE 30, 2005 FORM 10-QSB QUARTERLY REPORT

                                      INDEX

                                                                            Page
                                                                            ----



PART I.........................................................................1

     Item 1 - Financial Information............................................1

     Item 2 - Management's Discussion and Analysis or Plan of Operation.......21

     Item 3 - Controls and Procedures.........................................26

PART II.......................................................................28

     Item 1 - Legal Proceedings...............................................28

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.....29

     Item 3 - Default Upon Senior Securities..................................29

     Item 4 - Submission of Matters to a Vote of Security Holders.............29

     Item 5 - Other Information...............................................30

     Item 6 - Exhibits and Reports on Form 8-K................................30

                                     PART I

Item 1.  Financial Information

                                                     ADVANCED BIOPHOTONICS INC.
                                                (A Development Stage Enterprise)

                                                        CONDENSED BALANCE SHEETS

                                                                    June 30,           December 31,
                                                                   ----------         --------------
                                                                      2005                2004
                                                                   (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                       $1,033,654             $3,403,712
   Prepaid expenses and other current assets                          103,683                226,519
                                                                   ----------             ----------

       Total Current Assets                                         1,137,337              3,630,231

     Property and equipment, net                                      229,578                284,850
     Other assets:
       Equipment deposits                                             257,983                 97,245
        Deferred offering costs                                       228,365                 37,000
        Security deposits                                               9,661                 17,700
                                                                   ----------             ----------

         TOTAL ASSETS                                              $1,862,924             $4,067,026
                                                                   ==========             ==========


                       See accompanying notes to condensed financial statements.

                                                  ADVANCED BIOPHOTONICS INC.
                                             (A Development Stage Enterprise)
                                                     CONDENSED BALANCE SHEETS
           ------------------------------------------------------------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                                   June 30,     December 31,
                                                     2005           2004
                                            -----------------  --------------
                                                  (Unaudited)
CURRENT LIABILITIES
-------------------
   Notes payable                                      $38,480        $165,883
   Accounts payable and accrued expenses              282,098         280,656
   Professional fees payable                          373,160         159,062
   Deferred officers salaries                         474,632         431,555
                                                      -------         -------

      Total Current Liabilities                     1,168,370       1,037,156

   Deferred officers salaries, non current            505,000         555,000
                                                      -------         -------

      Total Liabilities                             1,673,370       1,592,156
                                                    ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
--------------------

   Series A Convertible preferred
      stock, $.01 par value, 3,000,000
      shares authorized; 1,550,000
      shares issued and outstanding,
      liquidation preference $1,550,000                15,500          15,500
   Series B Convertible preferred
      stock, $.01 par value, 7,000,000
      shares authorized; 0 shares issued
      and outstanding                                      --              --
   Common stock, $.001 par value;
      50,000,000 shares authorized;
      30,281,107 and 29,695,889 shares
      issued and outstanding,
      respectively                                     30,280          29,695
   Additional paid-in capital                      18,389,378      17,842,765
   Deferred stock compensation                       (101,407)             --
   Deficit accumulated during the
    development stage                             (18,144,197)    (15,413,090)
                                                 ------------    ------------

      Total Stockholders' Equity                      189,554       2,474,870
                                                      -------       ---------

          TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                 $1,862,924      $4,067,026
                                                   ==========      ==========

                    See accompanying notes to condensed financial statements.

                                                                                    ADVANCED BIOPHOTONICS INC.
                                                                               (A Development Stage Enterprise)

                                                                             CONDENSED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------
                                                                                                                   Cumulative
                                                                                                                  For the Period
                                                                                                                 From February 7,
                                                                                                                 1997 (inception)
                                                For the Six Months Ended             For the Quarter Ended           through
                                                        June 30,                          June 30,                   June 30,
                                                2005              2004             2005              2004              2005
                                           -----------------------------------------------------------------------------------------
                                            (Unaudited)         (Unaudited)     (Unaudited)        (Unaudited)        (Unaudited)
                                            -----------         -----------     -----------        -----------        -----------

Development revenues                       $        --       $      69,800   $          --     $       69,800    $        69,800

Development costs                                   --              20,000              --             20,000             20,000
                                           -----------       -------------   -------------     --------------    ---------------

  GROSS PROFIT                                      --              49,800              --             49,800             49,800
                                           -----------       -------------   -------------     --------------    ---------------


OPERATING EXPENSES
------------------
 Research and development                    1,012,085             697,542         352,627            328,754          7,151,193
 Selling, general and administrative         1,709,856           1,586,974         807,942            902,714          8,531,064
 Related party legal expense                        --                  --              --                 --            544,881
 Write-off of public offering costs                 --                  --              --                 --            501,992
                                           -----------       -------------   -------------     --------------    ---------------

  TOTAL OPERATING
  EXPENSES                                   2,721,941           2,284,516       1,160,569          1,231,468         16,729,130
                                           -----------       -------------   -------------     --------------    ---------------

  OPERATING LOSS                            (2,721,941)         (2,234,716)     (1,160,569)        (1,181,668)       (16,679,330)

 Interest and other (income) expenses, net       9,166              (9,214)         (1,044)            15,289          1,006,746
                                           -----------       -------------   -------------     --------------    ---------------

  NET LOSS                                  (2,731,107)         (2,225,502)     (1,159,525)        (1,196,957)       (17,686,076)

 Series A Convertible Preferred Stock
beneficial conversion feature                       --                  --              --                 --            458,121

 Accumulated dividends on Series A
Convertible Preferred Stock                     33,583                  --          15,500                 --             33,583
                                           -----------       -------------   -------------     --------------    ---------------

      NET LOSS ATTRIBUTABLE
  TO COMMONSTOCK HOLDERS-
  BASIC AND DILUTED                        $(2,764,690)      $  (2,225,502)  $  (1,175,025)    $   (1,196,957)   $   (18,177,780)
                                           -----------       -------------   -------------     --------------    ---------------

 Basic and diluted net loss per share      $     (0.09)      $       (0.08)  $       (0.04)    $        (0.04)
                                           ===========       =============   =============     ==============

 Weighted average number of shares
    outstanding                             29,872,627          29,577,400      30,038,140         29,577,400
                                           ===========       =============   =============     ==============

            See accompanying notes to condensed financial statements.

                                                                                        ADVANCED BIOPHOTONICS INC.
                                                                                   (A Development Stage Enterprise)
                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                              For the period from January 1, 2005 through June 30, 2005 (Unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                Series A                                   Deficit
                                               Convertible                                Accumulated
                          Common Stock       Preferred Stock   Additional Deferred Stock  During the
                      -------------------  -------------------  Paid-in       Based       Development
                        Shares     Amount   Shares    Amount    Capital    Compensation      Stage       Total
                      ---------- --------- --------- --------- ----------- -------------- ------------- -----------

Balance at
 January 1, 2005      29,695,889  $29,695  1,550,000  $15,500  $17,842,765         $--   $(15,413,090)  $2,474,870
Issuance of
 common stock
 for research
 and development         250,000      250                          212,250          --             --      212,500
Exercise of
 Options                   5,218        5                            2,875                                   2,880
Issuance of
 stock for services
  rendered               330,000      330                          197,670                                 198,000
Issuance of
 stock options                                                     133,818    (133,818)                         --
Amortization of
 deferred stock
 compensation                                                                   32,411                      32,411
        Net Loss              --       --                               --                 (2,731,107)  (2,731,107)
                      ---------------------------------------------------------------------------------------------
Balance at June
 30, 2005
 (unaudited)          30,281,107  $30,280  1,550,000  $15,500  $18,389,378    (101,407)  $(18,144,197)    $189,554
                      ==========  ======   =========  =======  ===========    =========  =============    ========


            See accompanying notes to condensed financial statements

                                                                                      ADVANCED BIOPHOTONICS INC.
                                                                                 (A Development Stage Enterprise)
                                                                               CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------

                                                                                                  Cumulative
                                                                                                For the Period
                                                                                            from February 7, 1997
                                                                                                 (inception)
                                                                For the Six Months Ended           through
                                                                        June 30,                   June 30,
                                                                   2005           2004               2005
                                                              ------------------------------------------------
                                                                (Unaudited)    (Unaudited)        (Unaudited)
                                                              ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                        $(2,731,107)   $(2,225,502)      $(17,686,076)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                  55,970         69,989            819,169
      Loss on disposal of net assets                                     --             --             20,584
      Unrealized loss from foreign currency
          transactions                                                   --             --             19,271
      Warrants issued to related party for legal
          services                                                       --             --             95,000
      Issuance of stock options and warrants for
          services rendered                                          32,411         50,322          1,528,011
      Issuance of common stock for services
          rendered                                                  410,500             --            710,500
      Amortization of original issue discount                            --             --            329,625
      Amortization of deferred financing costs                           --             --            188,125

      Changes in operating assets and liabilities:
      Accounts receivable                                                --        (69,800)                --
      Prepaid expenses and other current assets                     122,837         40,507            108,312
      Security deposits                                               8,039         (4,500)            (9,661)
      Accounts payable and accrued expenses                         215,539         29,541            893,120
      Deferred officers salaries                                     (6,923)            --            979,632
                                                             --------------- --------------- -----------------

          NET CASH USED IN OPERATING ACTIVITIES                  (1,892,734)    (2,109,443)       (12,004,388)
                                                             --------------- --------------- -----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------

   Purchases of and deposits on property and
      equipment                                                    (161,436)       (40,535)        (1,327,624)
                                                             --------------- --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from (costs of) issuance of common
      stock                                                              --       (101,711)        12,522,477
   Net proceeds from issuance of Series A
      convertible preferred stock                                        --             --          1,518,928
   Costs associated with the issuance of rights
      offering                                                     (191,365)            --           (228,365)
   Proceeds from issuance of warrants                                    --             --             40,000

                                                                                      ADVANCED BIOPHOTONICS INC.
                                                                                 (A Development Stage Enterprise)
                                                                               CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------

                                                                                                  Cumulative
                                                                                                For the Period
                                                                                            from February 7, 1997
                                                                                                 (inception)
                                                                For the Six Months Ended           through
                                                                        June 30,                   June 30,
                                                                   2005           2004               2005
                                                              ------------------------------------------------
                                                                (Unaudited)    (Unaudited)        (Unaudited)
                                                              ------------------------------------------------
   Proceeds from options excercised                                   2,880              --            44,880
   Issuance of bridge note payable                                       --              --         1,025,000
   Payment of deferred financing costs                                   --              --         (147,500)
   Repayment of notes payable                                      (127,403)       (202,185)         (409,754)
                                                             --------------- --------------- -----------------

      NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                                         (315,888)       (303,896)       14,365,666
                                                             --------------- --------------- -----------------

      NET (DECREASE) INCREASE IN CASH                            (2,370,058)     (2,453,874)        1,033,654

CASH AND CASH EQUIVALENTS -Beginning                              3,403,712       6,816,254                --
------------------------------------                         --------------- --------------- -----------------

CASH AND CASH EQUIVALENTS - Ending                               $1,033,654      $4,362,380        $1,033,654
----------------------------------                           =============== =============== =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
    Cash paid during the periods for:

      Interest                                                       $3,867          $5,233          $967,905
      Income Taxes                                                  $12,219             $--           $16,728

   Non cash investing and financing activities:

      Conversion of bridge notes                                        $--             $--        $1,065,625
      Conversion of accounts payable to notes
        payable                                                         $--             $--          $237,861
      Insurance premiums financed using a note                          $--             $--          $373,835
   Cashless exercise of common stock resulting in
      the issuance of 27,399 shares of
      common stock.                                                     $--             $--               $27

   Beneficial conversion charge attributable to
      Series A convertible preferred stock                              $--             $--          $458,121


            See accompanying notes to condensed financial statements.

NOTE 1 - Organization and Business
         -------------------------

ADVANCED BIOPHOTONICS INC. (the "Company") formerly known as OmniCorder Technologies Inc, was incorporated in the State of Delaware on February 7, 1997, to develop and commercialize an advanced digital imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease through its lead product, the BioScanIR System ("System").

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

         On June 7, 2005, we changed our corporate name from OmniCorder Technologies, Inc. to Advanced BioPhotonics Inc. The corporate name change was approved by our stockholders at our 2005 annual meeting of stockholders on June 7, 2005.



Management's Liquidity Plans
----------------------------
The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through June 30, 2005, in the amount of $18,144,197. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock (initially convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share (which expire December 14, 2009). As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering described below, the shares of the series A convertible preferred stock are now convertible into 3,100,000 shares of common stock, and the exercise price for these warrants have been reduced to $0.75 per share. The Company received gross proceeds of $1,550,000 in the private placement. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock.

On August 10, 2005 the Company consummated a subscription rights offering to existing stockholders of the Company. The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. The Company issued the subscription rights at the current rate of one right for approximately 4.33 shares of its common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107. Each subscription right represented the right to purchase one share of newly-created series B preferred stock. The shares of series B convertible preferred stock are convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. . Stockholders that purchased shares of our series B preferred stock in the rights offering will be issued, for no additional consideration, five-year warrants to purchase that number of shares of the Company's common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $.75 per share. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common shares. The Company could receive an additional $527,950 if all of the of warrants are exercised. There can no assurance as to how many warrants will be exercised. The Company has incurred legal and accounting fees in connection with the rights offering totaling approximately $228,000, which is included in "other assets."

As of June 30, 2005, the Company had cash balances and working capital deficit of $1,033,654 and $31,033, respectively, and total stockholders' equity of $189,554. Management estimates that it will require additional cash resources during 2005, based upon its current operating plan and condition. The Company is currently investigating additional financing alternatives, including its current subscription rights offering, equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. The success of the Company depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR system in sufficient quantities and at profitable revenue levels.

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

The Company continues to further improve its system for target end-market applications based upon pilot site feedback. Current systems production is driven by its need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold, leased, or converted to revenue generating sites at some time in the future. The Company will build and deploy these units to the extent that they advance its product development and validation efforts and its drive to commercialization. On November 1, 2004, the Company delivered the new cancer therapy monitoring configuration of our BioScanIR System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. As of July 30, 2005, the Company has three fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro)478,000, or $621,000 as of July 30, 2005. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

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

Securities that could be potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

       Total potential common shares as of June 30, 2005:

       Warrants to  purchase common stock                  1,915,397

       Options to purchase common stock:

          1998 Stock Option  Plan                          4,097,249

          2005 Incentive Plan                              1,883,000

       Series A convertible preferred stock                1,409,091
                                                           ---------

                                                           9,304,737
                                                           =========

       Issuances of potential common shares after June 30, 2005:
       =========================================================

       Series B convertible preferred stock                1,407,867


       Warrants to  purchase common stock                    703,934
                                                           ---------


                                                           2,111,801
                                                           =========

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


         The unaudited pro forma information is as follows:

                                     Six Months Ended     Six Months      Three Months     Three Months
                                          Ended             Ended            Ended             Ended
                                      June 30, 2005     June 30, 2004    June 30, 2005     June 30, 2004
                                    ---------------------------------------------------------------------
       Net loss as reported           $  (2,731,107)     $(2,225,502)     $(1,159,525) $(1,196,957)
     Net loss attributable to
         common shareholders
        - basic and diluted           $  (2,764,690)     $(2,225,502)     $(1,175,025)     $(1,196,957)
         Add:
         Stock based employee                 1,500                --
         compensation expense
         included in net income                                                 1,500               --
       Deduct:

       Total stock-based employee
       compensation expense
       determined under fair value
       based method for all awards         (555,584)        (300,649)         (318,228)        (269,575)
                                           ---------        ---------         ---------        ---------
                                        $(3,318,774)     $(2,526,151)      $(1,491,753)     $(1,466,532)
                                        ============     ============      ============     ============
       Basic and  diluted net loss
       per
       share as reported                 $  (0.09)            $(0.08)           $(0.04)          $(0.04)
                                         =========            =======           =======          =======
       Basic   and   diluted   pro
       forma net
       loss per share                    $  (0.11)            $(0.09)           $(0.05)          $(0.05)
                                         =========            =======           =======          =======

In December 2004, the FASB revised SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. For small business issuers, the provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period of the first fiscal year beginning after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its condensed financial condition or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis or Plan of Operation subsequent to adoption of SFAS 123R.

New Accounting Pronouncements
-----------------------------

  FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") In March 2005, the FASB issued FIN 47, which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect that adoption of FIN 47 will have a significant effect on its condensed financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, " Accounting Changes and Error Corrections " ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material effect on its condensed financial position or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's unaudited interim condensed financial position or results of operations.



Reclassifications
-----------------
Certain accounts in prior periods' financial statements have been reclassified for comparative purposes to conform with the presentation of the current period's financial statements. These reclassifications have no effect on the previously reported income.


NOTE 3 - Deferred Officers Salaries

Deferred officers salaries, current and non-current, represent payroll amounts deferred by the former Chief Executive Officer and former Chief Financial Officer, which aggregated $979,632 and $986,555 at June 30, 2005 and December 31, 2004, respectively. (See Note 6, Litigation).


NOTE 4 - Stockholders'  Equity

Initial Capitalization and Founders' Shares
-------------------------------------------
In February 1997 (inception) and March 1998, the Company issued to its founders 10,301,259 and 2,710,858 shares of common stock, respectively, for an aggregate of $6,050, including technology rights (valued at $4,400) transferred to the Company.

Stock Splits and Recapitalization
---------------------------------
In August 1998, the Company's Board of Directors approved a 2.2-for-1 stock split on its common stock and in September 2001, the Company's Board of Directors approved a 3-for-1 stock split on its common stock. On December 19, 2003, the Company completed the recapitalization transaction with Promos, Inc. This resulted in the issuance of 2.054 shares of Promos, Inc. (subsequently renamed OmniCorder Technologies, Inc. and then ADVANCED BIOPHOTONICS INC.) for each outstanding share of the pre-recapitalization OmniCorder Technologies, and the corresponding adjustment of the number of options and warrants and their exercise prices. All share information in the accompanying financial statements have been retroactively restated to reflect such stock splits and the recapitalization.

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

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock (originally convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $458,121 to deficit accumulated during the development stage. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering consummated on August 10, 2005, the 1,550,000 shares of its series A convertible preferred stock are convertible into 3,100,000 shares of its common stock, including 1,690,909 shares of common stock which are issuable as a result of the triggering of these anti-dilution provisions and the exercise price of the warrants is reduced to $0.75. As a result of the reduction in the series A convertible preferred stocks conversion price, the Company expects that it will record a non-cash charge of $700,000 during the third quarter of 2005 in accordance with EITF 00-27. The series A convertible preferred stock is convertible into shares of common stock (i) at any time at the option of the holder thereof, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq SmallCap Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20, or 200% of the $1.10 conversion price per share, subject to adjustment. No underwriter or selling agent was involved in this offering.

 On August 10, 2005 the Company consumated a subscription rights offering to existing stockholders of the Company, for which the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock and five year warrants to purchase 703,934 shares of common stock. In accordance with EITF 00-27 the Company expects that it will record a non-cash charge of approximately $420,258 during the third quarter of 2005 associated with the sale of our series B convertible preferred stock. The charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance.

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

In 2004, the Company issued warrants in connection with the December 14, 2004 private placement transaction. The warrants entitled the participants of the private placement to purchase up to 465,000 shares of common stock at an exercise price of $1.10 per share. The exercise price was adjusted to $.75 per share on August 10,2005 as a result of the consummation of the subscription rights offering. These warrants will expire if unexercised on December 14, 2009.

On August 10, 2005, the Company's subscription rights offering of newly-created series B convertible preferred stock closed. Stockholders that purchased shares of the Company's series B preferred stock in the rights offering were issued, for no additional consideration, five-year warrants to purchase that number of shares of the Company's common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $.75 per share.

The Company issued warrants to purchase 703,934 shares of common stock and could receive an additional $527,950 if all of the warrants are exercised. There is no assurance as to how many warrants will be exercised. As of June 30, 2005 and December 31, 2004, the Company had warrants outstanding to purchase an aggregate of 1,915,397 common shares.

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

Stock Option and Incentive Compensation Plans
---------------------------------------------

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

During the six months ended June 30, 2005, under the 1998 stock option plan, the Company awarded stock options to purchase 1,422,500 shares of common stock, of which 143,000 were to employees, 852,000 were to the Company's new Chief Executive Officer and 365,000 were to members of the Board of Directors and stock options to purchase 62,500 shares of common stock to consultants. At June 30, 2005, options to purchase 4,097,249 shares of common stock were outstanding. These options have exercise prices ranging from $.55 to $4.40 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

On March 7, 2005, the board of directors of the Company adopted and approved the 2005 Incentive Compensation Plan(the "2005 Plan"), which was approved by the stockholders on June 7, 2005 at the annual meeting of stockholders.

The terms of the 2005 Plan provide for the issuance of up to 5,000,000 awards of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock related awards and performance awards that may be settled in cash, stock or other property.

As of June 30, 2005, 2,213,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 1,883,000 were stock option grants. Of the 2,213,000 awards, 825,000 were granted to our new Chief Executive Officer pursuant to the terms of his employment agreement, 200,000 were issued to an employee, 33,000 were granted to management advisory consultants and 1,155,000 were granted to outside directors for their service to the Company in 2004 and 2005.

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

The Lockheed Martin License Agreement
-------------------------------------
In September 1998, the Company entered into a license agreement with Lockheed Martin Corporation ("Lockheed"), pursuant to which we were initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The EQWIP technology is protected by a patent owned by Lockheed. In addition, the Company licensed the same rights with respect to patent filings on the EQWIP technology in a number of foreign countries. In order to maintain the exclusivity of the license, the Company was required to meet certain milestones relating to royalty generation, development of markets and territories and utilization of the EQWIP technology in certain percentages of our installed base of diagnostic equipment. If the license agreement remained exclusive, the Company agreed to pay Lockheed certain minimum royalties. The Company also agreed to pay Lockheed royalties on revenues the Company derived from utilization of the EQWIP technology. To date, the Company has not utilized the EQWIP technology licensed from Lockheed Martin and, therefore, believes that the license is no longer exclusive and that no minimum or other royalties are due to Lockheed. If, pursuant to the license agreement, royalty payments are ever required to be paid by the Company to Lockheed, such payments will range from 1.5% to 3% of revenues derived from the technology as defined in the agreement. If and when a viable EQWIP's manufacturer is provided, the Company would be required to make specified annual minimum payments in order to maintain the exclusive rights to the EQWIP technology.

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

NOTE 6 - Commitments and Contingencies

Purchase Commitments
--------------------
The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro)478,000, or $621,000 as of June 30, 2005. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments
---------------------------
The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space, which lease expires November 30, 2009.

Future annual minimum lease payments under noncancelable operating leases and arrangements as of June 30, 2005 are as follows:


                                                               Amount
                                                           ---------------
   Six Months Ending December 31, 2005                         $ 29,300
   Year Ending December 31, 2006                                 60,500
   Year Ending December 31, 2007                                 62,800
   Year Ending December 31, 2008                                 65,100
   Year Ending December 31, 2009                                 61,800
                                                                 ------

              Total                                            $279,500
                                                               ========

Rent expense charged to operations for the three months ended June 30, 2005 and June 30, 2004 were $14,218 and $14,091, respectively. Rent expense for the six months ended June 30, 2005 and June 30, 2004 and for period February 7, 1997 (inception) to June 30, 2005 amounted to $32,747, $29,466 and $214,996, respectively

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

On February 15, 2005, the Company moved for partial summary judgment on Plaintiff's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that Plaintiff could recover any deferred compensation prior to April 1, 1999. The parties are currently conducting discovery and a final pre-trial conference is scheduled for August 17, 2005.

While the ultimate outcome of this matter cannot presently be determined with certainty, according to the Company's counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and the Company intends to vigorously defend the claims in this lawsuit. The Company believes that its provision for such in the accompanying financial statements is adequate at June 30, 2005.

The outcome of these matters may have material effect impact on the Company's financial condition, and results of operations and cash flows.

The Company is not a party to any other pending or threatened legal proceedings.

Employment and Consulting  Agreements
-------------------------------------
On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its new President and Chief Executive Officer, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company has entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. The employment agreement provides that Mr. O'Connor will receive a fixed salary at an annual rate of $225,000. The Company also agreed to issue to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of common stock of the Company at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company is also obligated to pay Mr. O'Connor the balance of his prior employment contract bonus of $55,000 if unpaid as a result of his change of employment. Finally, based upon the attainment of specified performance goals determined by our Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor (1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations as June 30, 2005:

                                                    Aggregate
                                                    Commitment
    --------------------------------------          ----------
      Six months ending December 31,2005            $  252,500
         Year ending December 31, 2006                 585,000
         Year ending December 31, 2007                 291,500
         Year ending December 31, 2008                 185,000
                                                       -------
                    Totals                          $1,314,000
                                                    ==========

NOTE 7 - Related Party Transactions

In December 2004, the Company sold 1,550,000 shares of series A convertible preferred stock at a purchase price of $1.00 per share and five-year warrants to purchase 465,000 shares of the Company's common stock at an exercise per share of $1.10 in a private placement. Among the purchasers of these securities were Jed Schutz, George Benedict and Joseph T. Casey, each of whom is a director of the Company. Mr. Schutz purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. Mr. Benedict purchased 100,000 shares of series A convertible preferred stock for a purchase price of $100,000, and was issued warrants to purchase 30,000 shares of common stock. Mr. Casey purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. The purchase price of the shares was determined with reference to the then current market price of the Company's common stock.

The Company purchases all of its insurance policies from a company in which a member of its Board of Directors is the Chairman. Policy premiums for the 2004/2005 policy years approximated $299,000. Effective May 1, 2005, the Company has signed with an unrelated party for the Company's health insurance plans.


The Company's Chairman of the Board, Hon. Joseph F. Lisa, who beneficially owns 94,284 shares of our common stock currently serves as counsel in the intellectual property department of the New York office of Greenberg Traurig, LLP, an international law firm. Greenberg Traurig LLP billed the Company approximately $520,000 and $327,000 during the six months ended June 30, 2005 and 2004 , respectively for legal services rendered.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Discussion of Financial Condition, Changes in Financial Condition and Results of Operations and Management's Liquidity Plans

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through June 30, 2005, in the amount of $18,144,197. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, we completed a private placement of 1,550,000 shares of our series A convertible preferred stock (initially convertible into 1,409,091 shares of common stock) and warrants to purchase 465,000 shares of our common stock at an exercise price of $1.10 per share (which expire December 14, 2009). As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering described below, the shares of the series A convertible preferred stock are now convertible into 3,100,000 shares of common stock, and the exercise price for these warrants have been reduced to $.75 per share. We received gross proceeds of $1,550,000 in the private placement. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock.



On August 10, 2005 we consummated a subscription rights offering to our existing stockholders. We distributed to holders of our common stock transferable subscription rights to purchase shares of our newly-created series B convertible preferred stock. We issued the subscription rights at the current rate of one right for approximately 4.33 shares of our common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107. Each subscription right represented the right to purchase one share of newly-created series B convertible preferred stock. The shares of series B convertible preferred stock are convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. Stockholders that purchased shares of our series B preferred stock in the rights offering were issued, for no additional consideration, five-year warrants to purchase that number of shares of our common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $.75 per share. . At the closing of the subscription rights offering on August 10, 2005, we received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred shares and five-year warrants to purchase 703,934 shares of common stock. We could receive an additional $527,950 if all of the of warrants are exercised. There can be no assurance as to how many warrants will be exercised. We have incurred legal and accounting fees in connection with the rights offering totaling $228,000, which is included in "other assets" as of June 30, 2005.

As of June 30, 2005, we had cash balances and working capital deficit of $1,033,654 and $31,033, respectively, and total stockholders' equity of $189,554. Management estimates that it will require additional cash resources during 2005, based upon its current operating plan and condition. We are currently investigating additional financing alternatives, including the current subscription rights offering, equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. Our success depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR system in sufficient quantities and at profitable revenue levels.

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

Operations required cash of $1,892,734 for the six months ended June 30, 2005 compared to $2,109,443 for the six months ended June 30, 2004 as we further develop our technology for commercialization and in support of technical and administrative staff.

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

We continue to further improve our system for our target end-market applications based upon pilot site feedback. Current systems production is driven by our need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold or leased at some time in the future. We will build and deploy these units to the extent that they advance our product development and validation efforts and our drive to commercialization. On November 1, 2004, we delivered the new cancer therapy monitoring configuration of our BioScanIR System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. As of July 30, 2005, we have three fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

We have committed to purchase infrared camera components from AEG
Infrarot-Module GmbH for approximately (euro)487,000, or $621,000 as of June 30, 2005. These components utilize QWIP technology. We have the exclusive license for QWIP technology from Caltech for biomedical applications.

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

Results of Operations

Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004

The following represents a summary of the results of operations for the three months ended June 30, 2005 and 2004:

                                                   June 30, 2005        June 30, 2004
                                                   ----------------------------------
OPERATING EXPENSES                                  (Unaudited)          (Unaudited)
Development revenues                               $       --            $     69,800
                                                   ------------          ------------
Development costs                                          --                  20,000
                                                   ------------          ------------
    Gross profit                                           --                  49,800
                                                   ------------          ------------
Research and development                                352,627               328,754
Selling, general and administrative                     807,942               902,714
                                                   ------------          ------------
Total Operating Expenses                              1,160,569             1,231,468
                                                   ------------          ------------
Operating Loss                                       (1,160,569)           (1,181,668)
Interest and other (income) expenses, net                (1,044)               15,289
                                                   ------------          ------------
Net Loss                                           $ (1,159,525)         $  (1196,957)
                                                   ============          ============
Basic and diluted net loss per share               $      (0.04)         $      (0.04)
                                                   ============          ============
Weighted average number of shares outstanding        30,038,140            29,577,400
                                                   ============          ============



Net Loss. We had a net loss of $1,159,525 and $1,196,957 for the three months ended June 30, 2005 and 2004, respectively. The net loss attributable to common stockholders decreased by $21,932 to $1,175,025 for the three months ended June 30, 2005 from $1,196,957 for the three months ended June 30, 2004. For the period ended June 30, 2005, this included $15,500 of accumulated dividends on our series A convertible preferred stock payable in cash or, at our option, additional shares of series A convertible preferred stock. We have been a development stage enterprise and have had a cumulative net loss of $18,144,197, since inception in 1997. During this period, we have expended cash raised through various equity offerings, and issued stock options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement and more recently the proceeds of the December 14, 2004 private placement, which has enabled us to continue product development, build our administrative organization and promote the marketing of BioScanIR System through expanding direct sales and other marketing activities. Losses for the quarters included non-cash compensation costs for restricted stock grants and option awards of $215,317 for the three months ended June 30, 2005 as compared to $12,806 for the three months ended June 30, 2004, which are included in the results of operations.

Research and Development Expenses. Research and development expense increased by $23,873 or 7%, to $352,627 from $328,755, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and is expected to increase in the future as we employ new technical personnel and consultants in the development of our BioScanIR technology, purchases materials and components for development and expands its facilities. Cash proceeds from private placements in 2003 and 2004 provided the funding for these activities. Refer to the Statement of Stockholders' Equity included in this report for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the research and development activity for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 were:

Technical salaries and consulting expense increased by $14,808 to $149,403 from $134,595, while business travel and entertainment decreased by $22,495 to $17,507 from $40,002. Recruitment expense increased $33,365 to $36,365 for the three months ended June 30, 2005 from $3,000 for the three months ended June 30, 2004.

Expenses for materials used in research and development and pilot site support increased by $684 to $39,107 for the three months ended June 30, 2005 from $38,423 for the three months ended June 30, 2004 as we continue our product development. During the three months ended June 30, 2005 patent expenses increased by $18,989 to $39,679 from $20,690 for the three months ended June 30, 2004. Depreciation expense decrease by $7,139 to $27,986 for the three months ended June 30, 2005 from $35,125 for the three months ended June 30, 2004.

In November 2004, we signed a new lease for office space. This resulted in a $4,956 increase for rent and utilities to $16,562 for the three months ended June 30, 2005 from $11,606 for the three months ended June 30, 2004. Printing and reproduction costs and office expense decreased $16,138 to $6,988 for the three months ended June 30, 2005 compared to $23,126, expensed for the three months ended June 30, 2004. There were no technical reports reproduced during the three months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $94,772, or 11%, to $807,942 from $902,714 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Significant components of the increase for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 were:

Administrative and marketing payroll and payroll related expenses decreased $109,410 to $271,409 from $380,819. The biggest change was in sales salaries which decreased $95,460 to $2,978 for the three months ended June 30, 2005 from $98,438 for the three months ended June 30, 2004. For the three months ended June 30, 2005, travel and entertainment decreased $10,424 to $23,020 from $33,444. Consulting expenses increased $237,972 to $313,732 for the three months ended June 30, 2005 from $75,760 for the three months ended June 30, 2004. Part of this increase was due to the grant of restricted stock on June 7, 2005 to our Board of Directors for their 2004 and 2005 service. The grant resulted in a non cash compensatory expense of $198,000 for the three months ended June 30, 2005.

Our professional fees decreased $128,062 to $110,777 for the three months ended June 30, 2005 from $238,839 for the three months ended June 30, 2004. Insurance expense increased $3,763 to $62,451 for the three months ended June 30, 2005 from $58,688 for the three months ended June 30, 2004.

In the three months ended June 30, 2005, investor relations expenses decreased $56,461 to $16,441 compared to $72,902 for the three months ended June 30, 2004. Marketing expense and meetings and seminars decreased $38,198 to $3,601 during the three months ended June 30, 2005 from $41,799 during the three months ended June 30, 2004.

Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004

         The following represents a summary of the results of operations for the six months ended June 30, 2005 and 2004:

                                                                         June 30, 2005            June 30, 2004
                                                                         --------------------------------------
OPERATING EXPENSES                                                        (Unaudited)              (Unaudited)

Development Revenues                                                     $          --            $      69,800
Development Costs                                                                   --                   20,000
                                                                         -------------            -------------
Gross Profit                                                                        --                   49,800
                                                                         -------------            -------------
     Research and development                                                1,012,085                  697,542
     Selling, general and administrative                                     1,709,856                1,586,974
                                                                         -------------            -------------
     Total Operating Expenses                                                2,721,941                2,284,516
                                                                         -------------            -------------
     Operating Loss                                                         (2,721,941)              (2,234,716)
Interest and other (income) expenses, net                                        9,166                   (9,214)
                                                                         -------------            -------------
         Net Loss                                                        $  (2,731,107)           $  (2,225,502)
                                                                         =============            =============
Basic and diluted net loss per share                                     $       (0.09)           $       (0.08)
                                                                         =============            =============
Weighted average number of shares outstanding                               29,872,627               29,577,400
                                                                         =============            =============

         Net Loss. For the six months ended June 30, 2005, the net loss was $2,731,107 compared to $2,225,502 in the six months ended June 30, 2004. The net loss attributable to common stockholders increased $539,188, to $2,764,690 from $2,225,502. For the period ended June 30, 2005, this included $33,583 of accumulated dividends on our series A convertible preferred stock payable in cash or, at our option, additional shares of series A convertible preferred stock. We have been a development stage enterprise and have had a cumulative net loss of $18,144,197 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement and more recently the proceeds of the December 14, 2004 private placement, , which has enabled us to continue product development, build our administrative organization and promote the sales and marketing of BioScanIR System through expanding direct sales and other marketing activities.

Losses included non-cash compensation costs for restricted stock grants and option awards of $442,911 for the six months ended June 30, 2005 as compared to $50,322 for the six months ended to June 30, 2004, which costs are included in the results of operations.

         Development Revenues. There was $0 in revenue for the six months ended June 30, 2005 as compared to $69,800 for the six month ended June 30, 2004. The revenue generated was due to completion of a research and development contract with the Department of Defense as previously disclosed on our Form 10-KSB for year ended December 31, 2004. We are still a development stage enterprise.

         Development Costs. There was $0 in development costs for the six months ended June 30, 2005 as compared to $20,000 for the six months ended June 30, 2004. There were no revenues in the six months period of 2005 and no associated development costs were incurred.

         Research and Development Expenses. Research and development expense increased by $314,543, or 45% to $1,012,085 from $697,542, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and is expected to continue to increase as we employ new technical personnel and consultants in the development of our BioScanIR technology, purchases materials and components for development and expands our facilities. Cash proceeds from private placements in 2004 and 2003 provided the funding for these activities. Refer to the Statement of Stockholders Equity included in the Financial Statements for sources of capital, including cash and non-cash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the increase in the six months ended June 30, 2005 as compared to June 30, 2004 were: Technical salaries and consultants expense increased by $254,714 to $538,876 from $284,162. The increase is due in part to a grant of restricted stock to a technical consultant which resulted in a non-cash compensatory expense of $212,500 for the six months ended June 30, 2005. Recruitment expense increased by $76,041 to $90,457 from $14,416 while business travel and entertainment decreased by $43,108 to $55,662 from $98,770.

We incurred $0 in printing and reproduction costs in the six months ended June 30, 2005 compared to $22,377 expensed in the six months ended June 30, 2004. No reproduction or printing of technical reports occurred during 2005. Office expense decreased $18,330 to $11,265 for the six months ended June 30, 2005 compared to $29,595 expensed in the six months ended June 30, 2004

In the six months ended June 30, 2005, patent expenses increased $53,266 to $96,660 from $43,394 in the six months ended June 30, 2004. There were three new patents filed in the 2005 period as compared to no new patents filed in the 2004 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $122,882, or 8%, to $1,709,856 from $1,586,974 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Significant components of the increase in the six months ended June 30, 2005 as compared to June 30, 2004 were: consulting expense increased $377,858 to $524,193 from $146,335. Part of this increase was due to the grant of restricted stock on June 7, 2005 to our board of directors for their 2004 and 2005 service. The grant resulted in a non cash compensatory expense of $198,000 for the three months ended June 30, 2005. Also, part of this increase was attributable to the settlement of an arbitration proceeding arising from the December 13, 2004 termination of our former President and Chief Executive Officer. The agreement, which terminated our former President and Chief Executive Officer's previous employment agreement, provides that he will perform consulting services for us for a retroactive two-year period in exchange for consulting fees. In the six months ended June 30, 2005 there was $100,000 in expenses related to this agreement. In addition, during the interim period before our new President and CEO was hired, we had a management consulting team in place at a cost of $66,000.

Sales and administrative payroll and payroll related expenses decreased $83,445 to $526,716 from $610,161. Travel and entertainment expense decreased $29,489 to $28,955 for the six months ended June 30, 2005 from $58,444 for the six months ended June 30, 2004. The decrease in payroll and travel and entertainment expense was attributable to the reduction from four sales personnel for the six months ended June 30, 2004 to two staff members for the six months ended June 30, 2005.

As we continue investigating additional financing alternatives, we incurred $39,500 in financing expenses during the six months ended June 30, 2005 as compared to $0 for the six months ended June 30, 2004.

         For the six months ended June 30, 2005, investor relations expenses including rent paid for our new New York City location decreased $78,962 to $29,095 from $108,057 for the six months ended June 30, 2004. We leased office space in New York, New York under a lease that expired on September 30, 2004, but continued on to occupy the space on a month-to-month basis at a monthly rental rate of approximately $1,350 until we vacated the space on February 28, 2005.



We incurred $26,964 in expenses for meetings and seminars for the six months ended June 30, 2005 compared to $86,639 for the six months ended June 30, 2004. The $59,675 decrease is attributed to not attending management seminars in 2005 compared to those attended in the prior year.

Our professional fees decreased $55,313 to $403,877 for the six months ended June 30, 2005 from $459,190 for the months ended June 30, 2004. For the six months ended June 30, 2005 accounting fees decrease approximately $142,000 from $238,000 to $96,000. Legal fees increased approximately $101,000 to $305,000 for the six months ended June 30, 2005 from $204,000 for the six months ended June 30, 2004.

Item 3 - Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

As of June 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") concluded that, as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Our company is not an accelerated filer (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended June 30, 2005, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The first material weakness is the lack of the necessary corporate accounting resources to realign and cross-train other current personnel. This has led to dependence on our Controller, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting. In order to correct this deficiency, we have hired an outside consulting firm in January 2005 to assist with Sarbanes-Oxley Act compliance. We also hired a new staff member as general counsel. With the help of outside consultants, we are investigating ways to assist in the segregation of duties. We have implemented internal control procedures such as dual approval procedures at the CEO and Controller level, as well as requiring approvals for purchases by two authorized signers and check signatories from the CEO and/or Controller plus, in the absence of the CEO and Controller, another department head, to help prevent error and fraud.

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

Except as described above, there has been no change in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 15, 2005, we moved for partial summary judgment on Plaintiff's deferred salary claim. By Order dated March 23, 2005, the Court denied our motion, but allowed us to renew our motion at the close of discovery. The Court did find that it is unlikely that Plaintiff could recover any deferred compensation prior to April 1, 1999. The parties are currently conducting discovery and a final pre-trial conference is scheduled for August 17, 2005.

While the ultimate outcome of this matter cannot presently be determined with certainty, according to our counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and we intend to vigorously defend the claims in this lawsuit. We believe that our provision for such in the accompanying financial statements is adequate at June 30, 2005.

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

None

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of Stockholders held on June 7, 2005, 20,941,587 shares of our common stock were present in person or by proxy, constituting 66.8% of the outstanding shares of capital stock entitled to vote. The matters voted upon at the annual meeting were:

Election of Directors: The stockholders elected twelve directors to our board of directors to serve for a one-year term, until the 2006 annual meeting:

George Benedict
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Joseph T. Casey
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Dr. Michael A. Davis
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Mark A. Fauci
-----------------------------------------------
     Votes cast in favor:           20,282,356
-----------------------------------------------
     Votes withheld:                   659,231
-----------------------------------------------

Gordon A. Lenz
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Judge Joseph F. Lisa
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Anthony A. Lombardo
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Robert W. Loy
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Denis A. O'Connor
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Jed Schutz
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Richard R. Vietor
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

William J. Wagner
-----------------------------------------------
     Votes cast in favor:           20,898,460
-----------------------------------------------
     Votes withheld:                    43,127
-----------------------------------------------

Approval of Corporate Name Change: The stockholders approved the amendment to our Certificate of Incorporation to change our corporate name to Advanced BioPhotonics Inc. by the following vote:

-----------------------------------------------
     Votes cast in favor:           20,897,860
-----------------------------------------------
     Votes cast against:                43,127
-----------------------------------------------
     Votes abstaining:                     600
-----------------------------------------------


Appointment of Independent Auditors: The stockholders ratified the appointment of Marcum & Kliegman LLP as our independent auditors for the fiscal year ending December 31, 2005 by the following vote:

-----------------------------------------------
     Votes cast in favor:           20,930,586
-----------------------------------------------
     Votes cast against:                     0
-----------------------------------------------
     Votes abstaining:                  11,001
-----------------------------------------------



Approval of 2005 Incentive Compensation Plan: The stockholders approved our 2005 Incentive Compensation Plan by the following vote:

-----------------------------------------------
     Votes cast in favor:           19,925,061
-----------------------------------------------
     Votes cast against:               925,862
-----------------------------------------------
     Votes abstaining:                  90,664
-----------------------------------------------


Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

         (a) Exhibits:

Exhibit No.       .........                          Description
------------                                         -----------

31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).
31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).
32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).


            (b) Reports on Form 8-K.

                  Current Report on Form 8-K filed on June 8, 2005, reporting the corporate name change to "ADVANCED BIOPHOTONICS INC." Current Report on Form 8-K filed on July 29, 2005, reporting consulting agreement with Los Angeles-based Trilogy Capital Partners, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADVANCED BIOPHOTONICS INC.

Date:  August 15, 2005          /s/ Denis A. O'Connor
                               -------------------------------------------------
                                Denis A. O'Connor
                                President and Chief Executive Officer (Principal
                                Executive Officer)


                                /s/ Celia Schiffner
                               -------------------------------------------------
                                Celia Schiffner
                                Controller
                                (Principal Financial Officer)