Form 10QSB
period 2005-09-30
Advanced BioPhotonics Inc.
filed 2005-11-15
CIK 1096182

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the fiscal quarter ended September 30, 2005 Commission file number: 0-27943

                                 ---------------

                           ADVANCED BIOPHOTONICS INC.


        (Exact name of small business issuer as specified in its charter)


                        Delaware                           11-3386214
       -----------------------------------------      ---------------------
             (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)            Identification No.)

               125 Wilbur Place, Suite 120
                    Bohemia, New York                         11716
                  (Address of principal                    (Zip Code)
                   executive offices)

                                 (631) 244-8244
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)
-------------------------------------------------------------------------------



                          OmniCorder Technologies, Inc.
-------------------------------------------------------------------------------
                   (Former Name, if Changed Since Last Report)
-------------------------------------------------------------------------------

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrant is a shell company (as defined in rule 12b of the Exchange Act). Yes [ ] No [X]



The number of shares outstanding of the registrant's Common Stock as of November 10, 2005 was 30,395,772 shares.

         Transitional Small Business Disclosure Format. Yes [ ] No [ X ]


===============================================================================

                           ADVANCED BIOPHOTONICS INC.
                      (F/K/A OMNICORDER TECHNOLOGIES, INC)

                 SEPTEMBER 30, 2005 FORM 10-QSB QUARTERLY REPORT

                                      INDEX

                                                                         Page

PART I.....................................................................1

     Item 1 - Financial Information........................................1

     Item 2 - Management's Discussion and Analysis or Plan of Operation...23

     Item 3 - Controls and Procedures.....................................29

PART II...................................................................31

     Item 1 - Legal Proceedings...........................................31

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.32

     Item 3 - Default Upon Senior Securities..............................32

     Item 4 - Submission of Matters to a Vote of Security Holders.........32

     Item 5 - Other Information...........................................32

     Item 6 - Exhibits and Reports on Form 8-K............................32

                                     PART I

Item 1.   Financial Information


                                                      ADVANCED BIOPHOTONICS INC.
                                                (A Development Stage Enterprise)

                                                        CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     September 30, December 31,
                                                         2005          2004
                                                     ------------- ------------
                                                     (Unaudited)
    CURRENT ASSETS
         Cash and cash equivalents                    $  933,513    $3,403,712
         Prepaid expenses and other current assets        43,879       226,519
                                                      ----------    ----------
             Total Current Assets                        977,392     3,630,231

         Property and equipment, net                     205,126       284,850
         Other assets:
             Equipment deposits                          257,982        97,245
              Deferred offering costs                       --          37,000
              Security deposits                            9,662        17,700
                                                      ----------    ----------
             TOTAL ASSETS                             $1,450,162    $4,067,026
                                                      ==========    ==========


                       See accompanying notes to condensed financial statements.



                                                                               ADVANCED BIOPHOTONICS INC.
                                                                        (A Development Stage Enterprise)

                                                                                CONDENSED BALANCE SHEETS

                                                       LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
--------------------------------------------------------------------------------------------------------

                                                                      September 30,         December 31,
                                                                          2005                 2004
                                                                     --------------        -------------
                                                                      (Unaudited)
CURRENT LIABILITIES
     Notes payable                                                    $       --           $    165,883
     Accounts payable and accrued expenses                                 442,396              280,656
     Professional fees payable                                             428,056              159,062
     Deferred officers' salaries                                           524,632              431,555
                                                                      ------------         ------------
         Total Current Liabilities                                       1,395,084            1,037,156

     Deferred officers' salaries                                           455,000              555,000
                                                                      ------------         ------------
         Total Liabilities                                               1,850,084            1,592,156
                                                                      ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  (DEFICIENCY) EQUITY

     Series A Convertible preferred stock, $.01 par value,
         3,000,000 shares authorized; 1,550,000 shares
         issued and outstanding respectively, liquidation
         preference $1,550,000                                              15,500               15,500
     Series B Convertible preferred stock, $.01 par
         value, 7,000,000 shares authorized;
         1,357,867 shares issued and outstanding
         respectively, liquidation preference $1,357,867                    13,579                 --
    Common stock, $.001 par value; 50,000,000 shares
         authorized; 30,331,107 and 29,695,889 shares
         issued and outstanding, respectively                               30,330               29,695
     Additional paid-in capital                                         20,706,823           17,842,765
     Deferred stock compensation                                           (70,780)                --
     Deficit accumulated during the development stage                  (21,095,374)         (15,413,090)
                                                                      ------------         ------------
         Total Stockholders'  (Deficiency) Equity                         (399,922)           2,474,870
                                                                      ------------         ------------
             TOTAL LIABILITIES AND
                  STOCKHOLDERS' (DEFICIENCY) EQUITY                   $  1,450,162         $  4,067,026
                                                                      ============         ============


            See accompanying notes to condensed financial statements.


                                                                                                     ADVANCED BIOPHOTONICS INC.
                                                                                               (A Development Stage Enterprise)

                                                                                              ONDENSED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Cumulative
                                                                                                                For the Period
                                                                                                               From February 7,
                                                                                                               1997 (inception)
                                               For the Nine Months Ended            For the Quarter Ended          through
                                                     September 30,                      September 30,           September 30,
                                              2005                 2004             2005              2004           2005
                                          -------------       -------------    -------------     -------------   -----------
                                           (Unaudited)          (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
                                          -------------       -------------    -------------     -------------   ------------
Development revenues                       $       --          $     69,800     $       --       $       --      $     69,800

Development costs                                  --                20,000             --               --            20,000
                                           ------------        ------------     ------------     ------------    ------------
     GROSS PROFIT                                  --                49,800             --               --            49,800
                                           ------------        ------------     ------------     ------------    ------------
OPERATING EXPENSES
------------------
   Research and development                   1,315,746           1,016,422          303,661          318,880       7,454,854
   Selling, general and administrative        3,232,734           2,446,288        1,522,878          859,314      10,053,942
   Related party legal expense                     --                  --               --               --           544,881
   Write-off of public offering costs              --                  --               --               --           501,992
                                           ------------        ------------     ------------     ------------    ------------
     TOTAL OPERATING
     EXPENSES                                 4,548,480           3,462,710        1,826,539        1,178,194      18,555,669
                                           ------------        ------------     ------------     ------------    ------------
     OPERATING LOSS                          (4,548,480)         (3,412,910)      (1,826,539)      (1,178,194)    (18,505,869)

Interest and other (income) expenses, net        10,418             (14,092)           1,253           (4,878)      1,007,998
                                           ------------        ------------     ------------     ------------    ------------
     NET LOSS                                (4,558,898)         (3,398,818)      (1,827,792)      (1,173,316)    (19,513,867)

Series A Convertible Preferred Stock --
    beneficial conversion feature               703,128                --            703,128             --         1,161,249

Series B Convertible Preferred Stock
    beneficial conversion feature               420,258             420,258          420,258
                                           ------------        ------------     ------------     ------------    ------------

Accumulated dividends on Series A
   Convertible Preferred Stock                   49,083                --             15,500             --            49,083
                                           ------------        ------------     ------------     ------------    ------------

Accumulated dividends on Series B
   Convertible Preferred Stock                   13,228                --             13,228             --            13,228
                                           ------------        ------------     ------------     ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK
    HOLDERS- BASIC AND DILUTED             $ (5,744,595)       $ (3,398,818)    $ (2,979,906)    $ (1,173,316)   $(21,157,685)
                                           ============        ============     ============     ============    ============
Basic and diluted net loss per share
   attributable to common shareholders     $      (0.19)       $      (0.11)    $      (0.10)    $      (0.04)
                                           ============        ============     ============     ============
Weighted average number of shares
   outstanding                               30,014,494          29,579,433       30,293,607       29,583,433
                                           ============        ============     ============     ============

            See accompanying notes to condensed financial statements.

                                                                                                      ADVANCED BIOPHOTONICS INC.
                                                                                                (A Development Stage Enterprise)

                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                       For the period from January 1, 2005 through September 30, 2005 (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Series A Convertible
                                                         Commmon Stock                                 Preferred Stock
                                                 ---------------------------------              ---------------------------------
                                                   Shares                 Amount                 Shares                  Amount
                                                  ------------          -----------             ----------             ----------
Balance at January 1, 2005                         29,695,889              $29,695               1,550,000              $15,500


Issuance of common stock for
    research and development                          250,000                  250


Exercise of Options                                     5,218                    5


Sale of series B
    convertiblepreferred stock at
    $0.50 per share


Costs incurred associated with sale
    of Series B convertible
    preferred stock


Preferred Series B Convertible
    Preferred Stock beneficial
    conversion feature


Preferred Series A Convertible
    Preferred Stock beneficial
    conversion feature


Conversion of Series B convertible
    Preferred Stock to Common Stock                    50,000                   50


Issuance of  stock  for services
    rendered                                          330,000                  330


Issuance of warrants  for services
    rendered


Issuance of  stock options


Amortization of deferred stock
    compensation


Net Loss


Balance at September 30, 2005
    (unaudited)                                    30,331,107             $30,330                1,550,000              $15,500
                                                   ==========             =======                =========              =======

            See accompanying notes to condensed financial statements


                                                                                                      ADVANCED BIOPHOTONICS INC.
                                                                                                (A Development Stage Enterprise)

                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                       For the period from January 1, 2005 through September 30, 2005 (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
[TABLE CONTINUED]

                                                           Series B Convertible
                                                       -------------------------------              Additional
                                                         Shares             Amount               Paid-in Capital
                                                       -----------        -------------          ---------------
Balance at January 1, 2005                                  --                  $--                $17,842,765


Issuance of common stock for
    research and development                                                                           212,250


Exercise of Options                                                                                      2,875


Sale of series B
    convertiblepreferred stock at
    $0.50 per share                                  1,407,867               14,079                    689,854


Costs incurred associated with sale
    of Series B convertible
    preferred stock                                                                                  (312,245)


Preferred Series B Convertible
    Preferred Stock beneficial
    conversion feature                                                                                 420,258


Preferred Series A Convertible
    Preferred Stock beneficial
    conversion feature                                                                                 703,128


Conversion of Series B convertible
    Preferred Stock to Common Stock                   (50,000)                (500)                        450


Issuance of  stock  for services
    rendered                                                                                           197,670


Issuance of warrants  for services
    rendered                                                                                           816,000


Issuance of  stock options                                                                             133,818


Amortization of deferred stock
    compensation


Net Loss


Balance at September 30, 2005
    (unaudited)                                     1,357,867              $13,579                 $20,706,823
                                                   ==========              =======                 ===========

            See accompanying notes to condensed financial statements


                                                                                                      ADVANCED BIOPHOTONICS INC.
                                                                                                (A Development Stage Enterprise)

                                                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                       For the period from January 1, 2005 through September 30, 2005 (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
[TABLE CONTINUED]

                                                                            Deficit
                                                                          Accumulated
                                               Deferred                    During the
                                              Stock Based                 Development
                                              Compensation                   Stage                      Total
                                            --------------------        ----------------            ------------
Balance at January 1, 2005                     $       --                 ($15,413,090)               $2,474,870


Issuance of common stock for
    research and development                                                                             212,500


Exercise of Options                                                                                        2,880


Sale of series B
    convertiblepreferred stock at
    $0.50 per share                                                                                      703,933


Costs incurred associated with sale
    of Series B convertible
    preferred stock                                                                                     (312,245)


Preferred Series B Convertible
    Preferred Stock beneficial
    conversion feature                                                        (420,258)                      --


Preferred Series A Convertible
    Preferred Stock beneficial
    conversion feature                                                        (703,128)                      --


Conversion of Series B convertible
    Preferred Stock to Common Stock                                                                          --


Issuance of  stock  for services
    rendered                                                                                             198,000


Issuance of warrants  for services
    rendered                                                                                             816,000


Issuance of  stock options                       (133,818)                                                    --


Amortization of deferred stock
    compensation                                   63,038                                                 63,038


Net Loss                                                                    (4,558,898)               (4,558,898)


Balance at September 30, 2005
    (unaudited)                                $ (70,780)                 ($21,095,374)                ($399,922)
                                               =========                  ============                 ==========


            See accompanying notes to condensed financial statements


                                                                                                      ADVANCED BIOPHOTONICS INC.
                                                                                                (A Development Stage Enterprise)
                                                                                              CONDENSED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Cumulative
                                                                                                              For the Period
                                                                                                           from February 7, 1997
                                                                      For the Nine Months Ended            (inception) through
                                                                             September 30,                    September 30,
                                                                     2005                   2004                   2005
                                                                 -----------------------------------           -----------
                                                                 (Unaudited)             (Unaudited)            (Unaudited)
                                                                 ------------           ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                         $ (4,558,898)          $ (3,398,818)          $(19,513,866)

     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                 84,149                104,324                847,348
         Loss on disposal of net assets                                  --                     --                   20,584
         Unrealized loss from foreign currency
             transactions                                                --                     --                   19,271
         Warrants issued to related party for legal
             services                                                    --                     --                   95,000
         Issuance of stock options and warrants for
             services rendered                                        816,000                 93,822              2,311,600
         Amortization of deferred stock compensation                   63,038                   --                   63,038
         Issuance of common stock for services rendered               410,500                   --                  710,500
         Amortization of original issue discount                         --                     --                  329,625
         Amortization of deferred offering  costs                        --                     --                  188,125
         Writing off of deferred offering costs                        37,000                   --                   37,000

         Changes in operating assets and liabilities:
         Accounts receivable                                             --                  (69,800)                  --
         Prepaid expenses and other current assets                    182,640                  8,507                168,115
         Security deposits                                              8,038                (14,161)                (9,662)
         Accounts payable and accrued expenses                        430,734                (16,776)             1,108,314
         Deferred officers salaries                                    (6,923)                  --                  979,632
                                                                 ------------           ------------           ------------
             NET CASH USED IN OPERATING ACTIVITIES                 (2,533,722)            (3,292,901)           (12,645,377)
                                                                 ------------           ------------           ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
     Purchases of and deposits on property and equipment             (165,162)               (45,781)            (1,331,350)
                                                                  ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Proceeds from (costs of) issuance of common stock                   --                 (101,711)            12,522,477
     Net proceeds from issuance of Series A
         convertible preferred stock                                     --                     --                1,518,928
     Net proceeds from issuance of Series B
         convertible preferred stock                                  391,688                   --                  391,688
     Proceeds from issuance of warrants                                  --                     --                   40,000
     Proceeds from options exercised                                    2,880                   --                   44,880
     Issuance of bridge note payable                                     --                     --                1,025,000
     Payment of deferred offering costs                                  --                     --                  (37,000)
     Payment of deferred financing costs                                 --                     --                 (147,500)
     Repayment of notes payable                                      (165,883)              (239,952)              (448,234)
                                                                 ------------           ------------           ------------

         NET CASH  PROVIDED BY (USED IN)FINANCING ACTIVITIES          228,685               (341,663)            14,910,239
                                                                 ------------           ------------           ------------
         NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS     (2,470,199)            (3,680,345)               933,513

CASH AND CASH EQUIVALENTS -Beginning                                3,403,712              6,816,254                   --
                                                                 ------------           ------------           ------------
CASH AND CASH EQUIVALENTS - Ending                               $    933,513           $  3,135,909           $    933,513
                                                                 ============           ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:
         Interest                                                $      4,210           $      5,990           $    968,248
         Income Taxes                                            $     16,046           $       --             $     20,555

     Non cash investing and financing activities:
         Conversion of bridge notes                                       $--                    $--           $  1,065,625
         Conversion of accounts payable to notes
             payable                                                      $--                    $--           $    237,861
         Insurance premiums financed using a note                         $--                    $--           $    373,835
     Cashless exercise of common stock resulting in
         the issuance of 27,399 shares of common stock                    $--                    $--           $         27
     Conversion of 50,000 shares series B convertible
         preferred stock into 50,000 shares of common
             stock                                               $        500                    $--           $        500
     Beneficial conversion charge attributable to
         Series A convertible preferred stock                    $    703,128                    $--           $  1,161,249
     Beneficial conversion charge attributable to
         Series B convertible preferred stock                    $    420,258                                  $    420,258


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

On December 29, 2003, the Company merged into a newly-formed Delaware corporation under the original name of the accounting acquirer, OmniCorder Technologies, Inc. Subsequent to this transaction, the original shareholders of the Company owned 95% of the outstanding shares of the Company and the original Promos shareholders owned 5% before the impact of the concurrent private placement. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of the Company and are recorded at the historical cost basis of the Company.

         On June 7, 2005, we changed our corporate name from OmniCorder Technologies, Inc. to Advanced BioPhotonics Inc. The corporate name change was approved by our stockholders at our 2005 annual meeting of stockholders on June 7, 2005.



Management's Liquidity Plans
The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through September 30, 2005, in the amount of $21,095,374. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock (initially convertible into 1,409,091 shares of common stock) and issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share. The Company received gross proceeds of $1,550,000 in the private placement. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering described below, the shares of the series A convertible preferred stock are now convertible into 3,100,000 shares of common stock, and the exercise price for the December 2004 warrants has been reduced to $0.50 per share. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. The Company expects to record a charge of approximately $527,000 for the fair value of those warrants during the fourth quarter of 2005. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock.

On August 10, 2005, the Company consummated a subscription rights offering to existing stockholders of the Company. The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. The Company issued the subscription rights at the current rate of one right for approximately 4.33 shares of its common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107 on the record date. Each subscription right represented the right to purchase one share of newly-created series B preferred stock. The shares of series B convertible preferred stock are convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. Stockholders that purchased shares of our series B preferred stock in the rights offering will be issued, for no additional consideration, five-year warrants to purchase that number of shares of the Company's common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. In the three months ended September 30, 2005, 50,000 shares of series B convertible stock were converted into 50,000 shares of the Company's common stock. The Company could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised. The Company has incurred legal and accounting fees in connection with the rights offering totaling approximately $312,000, as of September 30, 2005.

As of September 30, 2005, the Company had cash balances and a working capital deficit of $933,513 and $417,692, respectively, and a total stockholders' deficiency of $399,922. Management estimates that it will require additional cash resources during the fourth quarter 2005 and in 2006, based upon its current operating plan and condition. The Company is currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. The Company has signed two separate agreements - one with Trilogy Capital Partners Inc. ("Trilogy") and the other with Axiom Capital Management Inc. ("Axiom"). Both Trilogy and Axiom will use their best efforts to find and introduce potential accredited investors to the Company. The terms of the agreements are described below. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. The success of the Company depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR system in sufficient quantities and at profitable revenue levels.


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

On July 25, 2005, the Company signed a non-exclusive finder's fee agreement with Trilogy. Trilogy will act as finder to seek financing and other strategic relationships for the Company. If the Company receives any financing from a qualified introduction during the fee agreement period, the Company will pay Trilogy a cash finder's fee equal to 10% of the gross proceeds of the financing. The fee period commenced the date of the agreement and terminates one year following the termination of Trilogy as finder. Either Trilogy or the Company may terminate the agreement at any time. There are no assurances that Trilogy will be able to locate suitable investors or that the Company will close a transaction with investors introduced by Trilogy.

On September 14, 2005, the Company finalized a Letter of Engagement with Trilogy, pursuant to which Trilogy agreed to implement a marketing program, and, to the extent the Company requests, to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement has an initial term of 12 months and is terminable by the Company or Trilogy at any time thereafter upon 30 days' prior written notice. For their services Trilogy will be paid $12,500 per month and were issued 2,400,000 warrants to purchase shares of the Company's common stock. Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The warrants had an estimated fair value of $816,000 on the date of issuance and were recorded in general and administrative expense during the quarter ended September 30, 2005. The Company agreed to support the marketing program set up by Trilogy with a budget not less than $200,000. On October 31, 2005, Trilogy notified the Company that it has resigned the engagement, but the parties have not finalized the terms of such resignation.

On September 23, 2005 the Company signed a non-exclusive finder's fee agreement with Axiom. Axiom will use its best efforts to introduce the Company to prospective investors with respect to an offering of issuance of any security by the Company, in private placement or series of private placements. Axiom agrees to introduce to the Company, only proposed investors that qualify as "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933. The Company agrees that for each introduced investor that completes a transaction with the Company, it shall pay to Axiom (i) an amount in cash equal to 8% of the dollar value of any securities issued by the Company which are purchased by each introduced investor; and (ii) warrants to purchase the number of shares of common stock of the Company as shall equal 8% of shares sold in that transaction to each introduced investor. The agreement will continue until
(i) a final closing of a transaction (ii) terminated by either party on 30 days prior written notice to the other party or (iii) terminated immediately on written notice by one party to the other party upon material breach of the agreement. On November 8, 2005, an addendum was added to the agreement which reduces percentage that the Company shall pay to Axiom, an amount in cash equal to 6.5% from 8% of the dollar value of any securities issued by the Company.

The BioScanIR System has received FDA Section 510(k) clearance, permitting its sale in the U.S., and CE mark approval permitting its sale in Europe. The Company's approved labeling permits it to market the BioScanIR system for use in imaging a large variety of diseases - such as cancer and vascular disease - that affect the movement of blood (known as blood perfusion), in tissue and organs.

The Company continues to further improve its system for target end-market applications based upon pilot site feedback. Current systems production is driven by its need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold, leased, or converted to revenue generating sites at some time in the future. The Company will build and deploy these units to the extent that they advance its product development and validation efforts and its drive to commercialization. On November 1, 2004, the Company delivered the new cancer therapy monitoring configuration of our BioScanIR System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. As of September 30, 2005, the Company has three fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro)478,000, or $621,000 as of September 30, 2005. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

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

Loss Per Common Share
Loss per share ("EPS") is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants, conversion of the series A convertible preferred stock and the conversion of the series B preferred stock are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Securities that could be potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

         Total potential common shares as of September 30, 2005:

                  Warrants to purchase common stock           5,019,331

                  Options to purchase common stock:

                       1998 Stock Option Plan                 4,068,499

                       2005 Incentive Plan                    1,883,000

                  Series A convertible preferred stock        3,100,000
                  Series B convertible preferred stock        1,357,867
                                                             ----------
                                                             15,428,697


         Issuances after September 30, 2005 through November 1, 2005


                  Conversion of series B preferred stock         64,665

                  Warrants to purchase common stock           1,550,000

                  Options to purchase common stock            1,000,000

Stock-Based Compensation

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.


         The unaudited pro forma information is as follows:

                                        Nine Months            Nine Months           Three Months        Three Months
                                            Ended                  Ended                Ended                Ended
                                        September 30,          September 30,        September 30,        September 30,
                                             2005                   2004                 2005                2004
                                        -------------           -----------          -----------          -----------
Net loss as reported                    $   (4,558,898)         $(3,398,818)         $(1,827,792)         $(1,173,316)
                                        ==============          ===========          ===========          ===========

Net loss attributable to
    common shareholders -
    basic and diluted                   $   (5,744,595)         $(3,398,818)         $(2,979,906)         $(1,173,316)
    Add:

Stock based employee
    compensation expense
    included in net income                       3,000                 --                  1,500                 --

Deduct:
  Total stock-based employee
    compensation expense
    determined under fair value
    based method for all awards             (8,41,148)             (325,900)            (229,199)             (10,753)
                                        --------------          -----------          -----------          -----------
                                        $   (6,582,743)         $(3,724,718)         $(3,207,605)         $(1,184,069)
                                        ==============          ===========          ===========          ===========
Basic and diluted net loss per
    share as reported                   $        (0.19)         $     (0.11)         $     (0.10)         $     (0.04)
                                        ==============          ===========          ===========          ===========
Basic and diluted pro
  forma net loss per share              $        (0.22)         $      (013)         $     (0.11          $     (0.04)
                                        ==============          ===========          ===========          ===========

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

              After evaluation, on October 26, 2005, the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of approximately 2.9 million stock options outstanding under the Company's stock plans and granted 1,000,000 options to our President which vest immediately. The options have a range of exercise prices of $0.30 to $4.40. The acceleration and immediate vesting affects grants to the Company's President of approximately 2.7 million options having a weighted average exercise price of $0.74. The closing price of the Company's common stock on October 25, 2005, the last trading day before approval of acceleration, was $0.30. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the accelerated and immediate vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $1.9 million (approximately $1.2 million of which relates to options held by the President of the Company).


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

New Accounting Pronouncements

 In March 2005,the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect that adoption of FIN 47 will have a significant effect on its condensed financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material effect on its condensed financial position or results of operations.

In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's condensed financial position or results of operations.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.", which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated dept instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of the Issues may have a material effect on our consolidated financial position or results of operations in future periods.



Reclassifications
Certain accounts in prior periods' financial statements have been reclassified for comparative purposes to conform with the presentation of the current period's financial statements. These reclassifications have no effect on the previously reported income.


NOTE 3 - DEFERRED OFFICERS' SALARIES

Deferred officers' salaries, current and non-current, represent payroll amounts deferred by the former Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO"), which aggregated $979,632 and $986,555 at September 30, 2005 and December 31, 2004, respectively. (See Note 6, Litigation).


NOTE 4 - STOCKHOLDERS' (DEFICIENCY) EQUITY

Initial Capitalization and Founders' Shares
In February 1997 (inception) and March 1998, the Company issued to its founders 10,301,259 and 2,710,858 shares of common stock, respectively, for an aggregate of $6,050, including technology rights (valued at $4,400) transferred to the Company.

Stock Splits and Recapitalization
In August 1998, the Company's Board of Directors approved a 2.2-for-1 stock split on its common stock and in September 2001, the Company's Board of Directors approved a 3-for-1 stock split on its common stock. On December 19, 2003, the Company completed the recapitalization transaction with Promos, Inc. This resulted in the issuance of 2.054 shares of Promos, Inc. (subsequently renamed OmniCorder Technologies, Inc. and then Advanced BioPhotonics Inc.) for each outstanding share of the pre-recapitalization OmniCorder Technologies, and the corresponding adjustment of the number of options and warrants and their exercise prices. All share information in the accompanying financial statements has been retroactively restated to reflect such stock splits and the recapitalization.

Private Placements
In October 1997, the Company commenced a private placement of shares of common stock at a price of $0.55 per share. The placement agent received a commission of 5% of the aggregate purchase price of the common stock placed, and was granted warrants with a five-year term to purchase 76,810 shares of common stock on August 31, 1998, at an exercise price of $0.55 per share, which expired on August 31, 2003. The Company issued 1,246,976 shares of its common stock at $0.55 per share, which related to this private placement, from October 1997 through May 1998 for net proceeds of $591,925.

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

In 2003, the Company issued 1,317,849 shares of common stock to various investors for aggregate proceeds of $1,238,402 at $0.97 per share. Concurrent with the closing of the recapitalization transaction on December 19, 2003, the Company completed a private offering of 5,686,027 shares of common stock (including the issuance of 200,000 shares of common stock upon the conversion of a $275,000 bridge promissory note) at a price of $1.375 per share, with gross proceeds of $7,820,405. The Company also issued warrants to three investors to purchase an aggregate of 218,189 shares of its common stock at an exercise price of $1.50 per share for a three-year period. Prior to the completion of the recapitalization transaction, the Company redeemed and cancelled 1,135,300 shares of its outstanding common stock from seven unaffiliated and existing stockholders for a total cash consideration of $10. At the time of the completion of the recapitalization transaction, private offering, related stock purchase and payment of equity-based transaction fees, OmniCorder had outstanding 29,570,100 shares of common stock, warrants to purchase 1,450,397 shares and stock options to purchase 2,781,899 shares of common stock.

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

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $458,121 to deficit accumulated during the development stage. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering consummated on August 10, 2005, the 1,550,000 shares of its series A convertible preferred stock are convertible into 3,100,000 shares of its common stock, including 1,690,909 shares of common stock which are issuable as a result of the triggering of these anti-dilution provisions and the exercise price of the warrants was reduced to $0.50. As a result of the reduction in the series A convertible preferred stocks conversion price, the Company recorded a non-cash charge of approximately $703,000 during the third quarter of 2005 in accordance with EITF 00-27. On October 28, 2005, as anti-dilution protection, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock to the December 2004 private placement investors.The warrants have an exercise price of $0.75 per share and will expire August 9, 2010. The Company expects to record a charge of approximately $527,000 for the fair value of those warrants during the fourth quarter of 2005. The series A convertible preferred stock is convertible into shares of common stock (i) at any time at the option of the holder thereof, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq Small Cap Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20, or 200% of the $1.10 conversion price per share, subject to adjustment. No underwriter or selling agent was involved in this offering.

 On August 10, 2005 the Company consummated a subscription rights offering to existing stockholders of the Company, for which the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock convertible on a one-to-one basis of the Company's common stock and five year warrants to purchase 703,934 shares of common stock. In accordance with EITF 00-27 the Company recorded a non-cash charge of approximately $420,000 during the third quarter of 2005 associated with the sale of our series B convertible preferred stock. The charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. In the three months ended September 30, 2005, 50,000 shares of series B preferred convertible stock were converted into 50,000 shares of the Company's common stock. As of November 1, 2005 a total of 114,665 shares of series B preferred convertible stock were converted into 114,665 shares of the Company's common stock.

Warrants
In 1997, the Company received $40,000 from the sale of stock warrants to a former director of the Company who is a partner at the Company's former law firm. These warrants entitled the holder to purchase up to $180,000 of any securities the Company may issue through January 6, 2004, on the same terms and conditions as those issued. In October 2003, these warrants were exercised on a cashless basis and the Company issued 142,304 shares of common stock.

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

In 2004, the Company issued warrants in connection with the December 14, 2004 private placement transaction. The warrants entitled the participants of the private placement to purchase up to 465,000 shares of common stock at an exercise price of $1.10 per share. The exercise price was adjusted to $0.50 per share on August 10, 2005 as a result of the consummation of the subscription rights offering. These warrants will expire if unexercised on December 14, 2009. As noted above in October 2005, the investors in the December 2004 private placement received an additional 1,550,000 warrants to purchase the Company's common stock with an exercise price of $0.75, which expire on August 9,2004..



On August 10, 2005, the Company's subscription rights offering of newly-created series B convertible preferred stock closed. Stockholders that purchased shares of the Company's series B preferred stock in the rights offering were issued, for no additional consideration, five-year warrants to purchase that number of shares of the Company's common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. The Company issued warrants to purchase 703,934 shares of common stock and could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There is no assurance as to how many warrants will be exercised.

On September 14, 2005, the Company issued warrants to purchase 2,400,000 shares of the Company's common stock in connection with the Letter of Engagement with Trilogy. Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The estimated fair value of the warrants was determined to be $816,000, which was charged to general and administrative expense in September 2005. On October 31, 2005, Trilogy notified the Company that it has resigned the engagement, but the parties have not finalized the terms of such resignation.

As of September 30, 2005 and December 31, 2004, the Company had warrants outstanding to purchase an aggregate of 5,019,331 and 1,915,397 common shares respectively.

Bridge Financing
On August 31, 1998, the Company sold an aggregate of $750,000 of 10% Exchangeable Senior Bridge Notes ("Bridge Notes") to accredited investors. The net proceeds of the Bridge Notes were approximately $602,500 after the payment of offering costs of $147,500. The Company issued warrants to purchase 1,540,260 shares of common stock at an exercise price of $0.97 per share. Included in the Bridge Financing is $150,000 of Bridge Notes and 308,052 warrants with related parties. The Company allocated $329,625 of the gross proceeds to the Bridge Warrants based on estimated fair value, which resulted in $329,625 of original issue discount and a corresponding amount of additional paid-in capital.

In March 1999, the Company exercised its option to convert the Bridge Notes and accrued interest into common stock at a conversion price of $0.55 per share. The Company issued 1,443,015 shares of its common stock in conjunction with the conversion. As a result of the Bridge Notes conversion, the amount of convertible warrants was reduced by half to 770,130 shares of warrants to purchase common stock. These warrants expired unexercised on August 31, 2003.

On November 20, 2003, the Company entered into a one-year bridge promissory note in the amount of $275,000 bearing interest at 1%. By its terms, this note was automatically converted into 200,000 shares of common stock of the Company at $1.375 per share as part of the December 19, 2003 private placement.

Stock Option and Incentive Compensation Plans

In 1998, the Company adopted a stock option plan, as amended on February 26, 2004, under which it may grant qualified and nonqualified options to purchase up to 4,435,500 shares of common stock to employees and consultants. Qualified options are exercisable for a period of up to ten years from the date of the grant at no less than the fair value of the common stock on the date of grant. The term of such options is five years from the date of grant for stockholders who own more than ten percent of the voting power of all classes of stock of the Company at the date of grant, and are exercisable for no less than 110% of fair value on the date of grant for such holders.

During the nine months ended September 30, 2005, under the 1998 stock option plan, the Company awarded stock options to purchase 1,422,500 shares of common stock, of which 143,000 were to employees, 852,000 were to the Company's new CEO and 365,000 were to members of the Board of Directors and stock options to purchase 62,500 shares of common stock to consultants. At September 30, 2005, options to purchase 4,068,499 shares of common stock were outstanding. These options have exercise prices ranging from $0.55 to $4.40 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

On March 7, 2005, the board of directors of the Company adopted and approved the 2005 Incentive Compensation Plan (the "2005 Plan"), which was approved by the stockholders on June 7, 2005 at the annual meeting of stockholders.

The terms of the 2005 Plan provide for the issuance of up to 5,000,000 awards of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock related awards and performance awards that may be settled in cash, stock or other property.

As of September 30, 2005, 2,213,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 1,883,000 were stock option grants. Of the 2,213,000 awards, 825,000 were granted to our new CEO pursuant to the terms of his employment agreement, 200,000 were issued to an employee, 33,000 were granted to management advisory consultants and 1,155,000 were granted to outside directors for their service to the Company in 2004 and 2005.

On October 26, 2005, the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of approximately 2.9 million stock options outstanding under the Company's stock plans and granted 1,000,000 options to our President which vest immediately and are exercisable at $0.30 per share. The options have a range of exercise prices of $0.30 to $4.40. The acceleration and immediate vesting affects grants to the Company's President of approximately 2.7 million options having a weighted average exercise price of $0.74. The closing price of the Company's common stock on October 25, 2005, the last trading day before approval of acceleration, was $0.30. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the accelerated and immediate vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $1.9 million (approximately $1.2 million of which relates to options held by the President of the Company).

NOTE 5 - LICENSE AGREEMENTS

Technology License Agreement
In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Michael
A. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997 with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company is contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a 12-month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company will also be obligated to pay this shareholder a royalty of $300 for each device installed at a client's site based only on installations at which the Company derives revenues from the licensed technology. Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Anbar, founding scientist of the Company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum consulting fee of $12,000 for the first 12-month period, as well as a grant of 250,000 additional restricted shares. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement may be extended at either party's option for an additional two-year term.


Caltech License Agreement
In September 1997, the Company entered into an option agreement with Caltech, which grants the Company the right to enter into an exclusive license to exploit Caltech's infrared radiation detection technology in the field of detection of infrared radiation for commercial medical applications. In addition, the Company has the right to sublicense this technology. The Company is obligated to pay Caltech a royalty based on revenues derived from licensed products and services and from sublicenses. The Company issued Caltech 542,172 shares of its common stock in connection with the license agreement. The license may be cancelled at Caltech's option if it has not received minimum license fees of $10,000 in any one-year period commencing June 30, 1999. The license continues in effect for as long as the patent rights remain effective, which will be from 2018 to 2020, depending on the relevant patent.

         While in effect, the agreement requires that the Company pay 50% of all attorneys' fees in connection with preparation, filing and prosecution, issuance and maintenance of the licensed patent rights in the United States. The Company is also obligated to pay 100% of patent costs in foreign jurisdictions.

The Lockheed Martin License Agreement
In September 1998, the Company entered into a license agreement with Lockheed Martin Corporation ("Lockheed"), pursuant to which we were initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The EQWIP technology is protected by a patent owned by Lockheed. In addition, the Company licensed the same rights with respect to patent filings on the EQWIP technology in a number of foreign countries. In order to maintain the exclusivity of the license, the Company was required to meet certain milestones relating to royalty generation, development of markets and territories and utilization of the EQWIP technology in certain percentages of our installed base of diagnostic equipment. If the license agreement remained exclusive, the Company agreed to pay Lockheed certain minimum royalties. The Company also agreed to pay Lockheed royalties on revenues the Company derived from utilization of the EQWIP technology. To date, the Company has not utilized the EQWIP technology licensed from Lockheed Martin and, therefore, believes that the license is no longer exclusive and that no minimum or other royalties are due to Lockheed. If, pursuant to the license agreement, royalty payments are ever required to be paid by the Company to Lockheed, such payments will range from 1.5% to 3% of revenues derived from the technology as defined in the agreement. If and when a viable EQWIP's manufacturer is provided, the Company would be required to make specified annual minimum payments in order to maintain the exclusive rights to the EQWIP technology.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments
The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro)478,000, or $621,000 as of September 30, 2005. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments
The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space. The lease expires on November 30, 2009.

Future annual minimum lease payments under noncancelable operating leases and arrangements as of September 30, 2005 are as follows:


                                                                  Amount
                                                                ----------
       Three Months Ending December 31, 2005                     $14,900
       Year Ending December 31, 2006                              60,500
       Year Ending December 31, 2007                              62,800
       Year Ending December 31, 2008                              65,100
       Year Ending December 31, 2009                              61,700
                                                                  ------

                  Total                                         $265,000
                                                                ========

         Rent expense charged to operations for the three months ended September 30, 2005 and September 30, 2004 were $15,666 and $16,335, respectively. Rent expense for the nine months ended September 30, 2005 and September 30, 2004 and for the period February 7, 1997 (inception) to September 30, 2005 amounted to $48,413, $42,802 and $230,662, respectively

Litigation
In September 1998, the Company entered into a license agreement with Lockheed, pursuant to which the Company was initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The Company believed that these technologies would enhance the sensitivity of the technology it licensed from CalTech. The Company has not utilized the EQWIP technology licensed from Lockheed.

In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised the Company that it believes that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified management of the Company that, in its view, the Company was in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. The Company responded to Lockheed that, among other reasons, no sums are due to Lockheed from the Company, the license agreement by its terms has become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although the Company believes that it has no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed may determine to pursue its claims through litigation, creating the possibility that the Company may incur substantial costs and expenses, including legal and other professional fees, in connection with such potential litigation. The Company has conducted exploratory discussions with Lockheed regarding terms for a potential settlement of this matter in order to avoid these potential costs. There are no assurances that a settlement can be reached in this matter.

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

On July 23, 2004, the Court granted, in part, the Company's motion to dismiss. The Court dismissed claims relating to 2,501,328 stock options, which were to expire in April 2005, as unripe for adjudication. The Court found that a justiciable dispute existed with respect to 36,966 options which expired on April 1, 2004. The Company moved to dismiss the deferred salary claim based on an arbitration provision in the CFO's employment agreement. The Court declined to dismiss the deferred salary claim, but ordered the parties to conduct limited discovery on the validity of the employment agreement and revisit the issue on summary judgment.

On February 15, 2005, the Company moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties have recently completed discovery and a final pretrial conference was held on August 17, 2005. The Company expects the Court to schedule trial for early 2006.

While the ultimate outcome of this matter cannot presently be determined with certainty, according to the Company's counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and the Company intends to vigorously defend the claims in this lawsuit. The Company believes that its provision for such in the accompanying financial statements is adequate at September 30, 2005.

The outcome of these matters may have material effect impact on the Company's financial condition, and results of operations and cash flows.

The Company is not a party to any other pending or threatened legal proceedings.

Employment and Consulting  Agreements
On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its new President and CEO, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company has entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. The employment agreement provides that Mr. O'Connor will receive a fixed salary at an annual rate of $225,000. The Company also agreed to issue to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of common stock of the Company at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company is also obligated to pay Mr. O'Connor the balance of his prior employment contract bonus of $55,000 if unpaid as a result of his change of employment. Finally, based upon the attainment of specified performance goals determined by our Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor (1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant. On October 26, 2005, the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of stock options granted to employees and Board of Directors the Company's stock plans. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123R, "Share-Based Payment".



On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, the Company announced that it entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remains a member of the Board of Directors. The agreement, which terminates Mr. Fauci's previous employment agreement with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of shareholders to continue as a Board member. The agreement also provides for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commence on the earlier of (i) September 1, 2005, or (ii) the closing of the contemplated subscription rights offering with gross proceeds of at least $2.5 million. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations at September 30, 2005:

                                                      Aggregate
                                                     Commitment
                                                   ------------
     Three months ending December 31,2005             $136,250
         Year ending December 31, 2006                 575,000
         Year ending December 31, 2007                 291,500
         Year ending December 31, 2008                 195,000
                                                    ----------
                    Totals                          $1,197,750
                                                    ==========

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2004, the Company sold 1,550,000 shares of series A convertible preferred stock at a purchase price of $1.00 per share and five-year warrants to purchase 465,000 shares of the Company's common stock at an exercise per share of $1.10 in a private placement. Among the purchasers of these securities were Jed Schutz, George Benedict and Joseph T. Casey, each of whom is a director of the Company. Mr. Schutz purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. Mr. Benedict purchased 100,000 shares of series A convertible preferred stock for a purchase price of $100,000, and was issued warrants to purchase 30,000 shares of common stock. Mr. Casey purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. The purchase price of the shares was determined with reference to the then current market price of the Company's common stock. In October 2005, each investor in the December 2004 private placement, as anti dilution protection, received additional five year warrants to purchase the Company's common stock at an exercise price of $0.75 per share which if unexercised will expire on August 9, 2010. Mr. Schutz and Mr. Casey each received 250,000 additional warrants. Mr. Benedict received 100,000 additional warrants

In August 2005, the Company sold 1,407,867 shares of series B convertible preferred stock at a purchase price of $0.50 per share and five-year warrants to purchase 703,934 shares of the Company's common stock at an exercise per share of $0.75 in a rights offering. Among the purchasers of these securities were Jed Schutz, George Benedict, Joseph T. Casey and Michael Davis, each of whom is a director of the Company. Both Mr. Schutz and Mr. Benedict purchased 100,000 shares of series B convertible preferred stock for a purchase price of $50,000 each, and were each issued warrants to purchase 50,000 shares of common stock. Mr. Casey purchased 150,000 shares of series B convertible preferred stock for a purchase price of $75,000, and was issued warrants to purchase 75,000 shares of common stock. Dr. Davis purchased 10,000 shares of series B convertible preferred stock for a purchase price of $5,000, and was issued warrants to purchase 5,000 shares of common stock.

The Company purchases all of its insurance policies with the exception of employee health insurance, from a company in which a member of its Board of Directors is the Chairman. Policy premiums for the 2004/2005 policy years approximated $299,000.

The Company's Chairman of the Board, Hon. Joseph F. Lisa, who beneficially owns 94,284 shares of our common stock currently serves as counsel in the intellectual property department of the New York office of Greenberg Traurig, LLP, an international law firm. Greenberg Traurig LLP billed the Company approximately $645,000 and $442,000 during the nine months ended September 30, 2005 and 2004, respectively for legal services rendered.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Discussion of Financial Condition, Changes in Financial Condition and Results of Operations and Management's Liquidity Plans

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through September 30, 2005, in the amount of $21,095,374. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 7 to Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, we completed a private placement of 1,550,000 shares of our series A convertible preferred stock (initially convertible into 1,409,091 shares of common stock) and issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of our common stock at an exercise price of $1.10 per share. We received gross proceeds of $1,550,000 in the private placement. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering described below, the shares of the series A convertible preferred stock are now convertible into 3,100,000 shares of common stock, and the exercise price for the December 2004 warrants has been reduced to $0.50 per share. On October 28, 2005, the Company issued as anti-dilution protection to each investor in the December 2004 private placement additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock.

On August 10, 2005, we consummated a subscription rights offering to our existing stockholders. We distributed to holders of our common stock transferable subscription rights to purchase shares of our newly-created series B convertible preferred stock. We issued the subscription rights at the current rate of one right for approximately 4.33 shares of our common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107. Each subscription right represented the right to purchase one share of newly-created series B convertible preferred stock. The shares of series B convertible preferred stock are convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. In the three months ended September 30, 2005, 50,000 shares of series B convertible stock were converted into 50,000 shares of the Company's common stock. As of November 1, 2005 a total of 114,665 shares of series B preferred convertible stock were converted into 114,665 shares of the Company's common stock. Stockholders that purchased shares of our series B preferred stock in the rights offering were issued, for no additional consideration, five-year warrants to purchase that number of shares of our common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. . At the closing of the subscription rights offering on August 10, 2005, we received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred shares and five-year warrants to purchase 703,934 shares of common stock. We could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised. We have incurred legal and accounting fees in connection with the rights offering totaling $312,000, as of September 30, 2005.

As of September 30, 2005, we had cash balances and working capital deficit of $933,513 and $417,692, respectively, and total stockholders' deficit of $399,922. Management estimates that it will require additional cash resources during the fourth quarter 2005 and in 2006, based upon its current operating plan and condition. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. We signed two separate agreements - one with Trilogy and the other with Axiom . Both Trilogy and Axiom will use their best efforts to find and introduce potential accredited investors to the Company. The terms of the agreements are described below. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. The success of the Company depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR system in sufficient quantities and at profitable revenue levels.






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

Operations required cash of $2,570,722 for the nine months ended September 30, 2005 compared to $3,292,901 for the nine months ended September 30, 2004, as we further develop our technology for commercialization and for technical and administrative staff.

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

We continue to further improve our system for our target end-market applications based upon pilot site feedback. Current systems production is driven by our need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold or leased at some time in the future. We will build and deploy these units to the extent that they advance our product development and validation efforts and our drive to commercialization. On November 1, 2004, we delivered the new cancer therapy monitoring configuration of our BioScanIR System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. As of September 30, 2005, we have three fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

We have committed to purchase infrared camera components from AEG
Infrarot-Module GmbH for approximately (euro)487,000, or $621,000 as of September 30, 2005. These components utilize QWIP technology. We have the exclusive license for QWIP technology from Caltech for biomedical applications.

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

Results of Operations

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

The following represents a summary of the results of operations for the three months ended September 30, 2005 and 2004:



                                                                         September 30, 2005    September 30, 2004
                                                                         ------------------    ------------------
                                                                            (Unaudited)            (Unaudited)
OPERATING EXPENSES

Development revenues                                                        $       --            $       --
Development costs                                                                   --                    --
                                                                            ------------          ------------
         Gross profit                                                               --                    --
                                                                            ------------          ------------
Research and development                                                         303,661               318,880
Selling, general and administrative                                            1,522,878               859,314
                                                                            ------------          ------------
Total Operating Expenses                                                       1,826,539             1,178,194
                                                                            ------------          ------------
Operating Loss                                                                (1,826,539)           (1,178,194)
Interest and other (income) expenses, net                                          1,253                (4,878)
                                                                            ------------          ------------
Net Loss                                                                      (1,827,792)           (1,173,316)
Series A & B  convertible  preferred  stock
  beneficial  conversion feature                                               1,123,386                  --
Accumulated dividends on Series A & B convertible preferred stock                 28,728                  --
                                                                            ------------          ------------
Net loss attributable to common stockholders                                $ (2,979,906)         $( 1,173,316)
                                                                            ============          ============
Basic  and  diluted  net  loss per  share  attributable
  to  common shareholders                                                   $      (0.10)         $      (0.04)
                                                                            ============          ============
Weighted average number of shares outstanding                                30, 293,607            29,583,433
                                                                            ============          ============



Net Loss. We had a net loss of $1,827,792 and $1,173,316 for the three months ended September 30, 2005 and 2004, respectively. The net loss attributable to common stockholders increased by $1,806,590 to $2,979,906 for the three months ended September 30, 2005 from $1,173,316 for the three months ended September 30, 2004. For the period ended September 30, 2005, this included $15,500 of accumulated dividends on our series A convertible preferred stock payable in cash or, at our option, additional shares of series A convertible preferred stock and 13,228 of accumulated dividends on our series B convertible preferred stock payable in cash or, at our option, additional shares of series B convertible preferred stock. This also included in 2005 a non-cash charge of $703,128 associated with the reduction of the conversion price of our series A convertible preferred stock and a non-cash charge of $420,258 associated with the sale of our series B convertible preferred stock. The beneficial conversion charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance. We have been a development stage enterprise and have had a cumulative net loss of $21,095,374, since inception in 1997. During this period, we have expended cash raised through various equity offerings, and issued stock options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement, the December 14, 2004 private placement, and more recently the rights offering in August 2005. The proceeds have enabled us to continue product development, build our administrative organization and promote the marketing of BioScanIR System. Losses for the quarters included non-cash compensation costs for restricted stock grants option and warrant awards of $846,627 for the three months ended September 30, 2005 as compared to $43,500 for the three months ended September 30, 2004, which are included in the results of operations.

Research and Development Expenses. Research and development expense decreased by $15,219 or 4.8%, to $303,661 from $318,880, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 but is expected to increase in the future as we employ new technical personnel and consultants in the development of our BioScanIR technology, purchases materials and components for development and expands its facilities. Cash proceeds from private placements in 2003 and 2004 provided the funding for these activities. Refer to the Statement of Stockholders' Equity included in this report for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the research and development activity for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 were:

Technical salaries and consulting expense decreased by $17,776 to $143,387 from $161,163 while business travel and entertainment decreased by $8,772 to $13,178 from $21,950. Telephone expense decreased by $4,317 to $7,905 for the three months ended September 30, 2005 from $12,222 for the three months ended September 30, 2004 due to less international travel.

Expenses for materials used in research and development and pilot site support increased by $43,219 to $68,312 for the three months ended September 30, 2005 from $25,093 for the three months ended September 30, 2004 as we continue our product development and support the clinical trials at our pilot sites. During the three months ended September 30, 2005, patent expenses decreased by $10,651 to $7,424 from $18,075 for the three months ended September 30, 2004. Depreciation expense decrease by $6,160 to $28,177 for the three months ended September 30, 2005 from $34,337 for the three months ended September 30, 2004. We did not ship the BioScanIR during the three months ended September 30,2005. This resulted in an $8,544 decrease for postage and delivery expense to $354 for the three months ended September 30, 2005 from $8,898 for the three months ended September 30, 2004.

In November 2004, we signed a new lease for office space. This resulted in a $7,628 increase for rent and utilities to $20,089 for the three months ended September 30, 2005 from $12,461 for the three months ended September 30, 2004. Printing and reproduction costs and office expense decreased $6,197 to $4,780 for the three months ended September 30, 2005 compared to $10,977, expensed for the three months ended September 30, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $663,564, or 77%, to $1,522,878 from $859,314 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Significant components of the increase for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 were:

Administrative and marketing payroll and payroll related expenses decreased by $117,807 to $273,686 from $391,493. Salaries for sales and business development decreased by $117,724 to $37,326 for the three months ended September 30, 2005 from $155,050 for the three months ended September 30, 2004. For the three months ended September 30, 2005, travel and entertainment decreased by $13,559 to $15,080 from $28,639. Consulting expenses increased by $21,461 to $126,307 for the three months ended September 30, 2005 from $104,846 for the three months ended September 30, 2004. Of this increase, $17,415 was due to the consultants hired in 2005 to do work on Sarbanes Oxley compliance. Our professional fees increased by $784,866 to $1,007,012 for the three months ended September 30, 2005 from $222,126 for the three months ended September 30, 2004. In September 2005, we issued warrants to Trilogy for engagement to implement a marketing program and, to the extent the Company requests, to assist it in business development and strategic advisory and investor relations services. The fair value of the warrants was $816,000. Accounting fees decreased by $79,629 to $26,000 for the three months ended September 30, 2005 to $105,629. For the three months ended September 30, 2005, printing expenses increased by $14,732 to $20,790 compared to $6,058 for the three months ended September 30, 2004. Marketing expense and meetings and seminars decreased by $37,217 to $9,771 during the three months ended September 30, 2005 from $46,988 during the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004

         The following represents a summary of the results of operations for the nine months ended September 30, 2005 and 2004:


                                                                       September 30, 2005     September 30, 2004
                                                                           (Unaudited)           (Unaudited)
                                                                       -------------------    ------------------
Development Revenues                                                      $       --            $     69,800
Development Costs                                                                 --                  20,000
                                                                          ------------          ------------
Gross Profit                                                                      --                  49,800
                                                                          ------------          ------------
OPERATING EXPENSES
   Research and development                                                  1,315,746             1,016,422
   Selling, general and administrative                                       3,232,734             2,446,288
                                                                          ------------          ------------
   Total Operating Expenses                                                  4,548,480             3,462,710
                                                                          ------------          ------------
   Operating Loss                                                           (4,548,480)           (3,412,910)
Interest and other (income) expenses, net                                       10,418               (14,092)
                                                                          ------------          ------------
         Net Loss                                                           (4,558,898)           (3,398,818)
Series A & B convertible preferred stock
  beneficial conversion feature                                              1,123,386                  --
Accumulated dividends on Series A & B convertible preferred stock               62,311                  --
                                                                          ------------          ------------
         Net loss attributable to common stockholders                     $ (5,744,595)         $ (3,398,818)
                                                                          ============          ============
Basic and diluted net loss per share
   attributable to common shareholders                                    $      (0.19)         $      (0.11)
                                                                          ============          ============
Weighted average number of shares outstanding                               30,014,494            29,579,433
                                                                          ============          ============

         Net Loss. For the nine months ended September 30, 2005, the net loss was $4,558,898 compared to $3,398,818 in the nine months ended September 30, 2004. The net loss attributable to common stockholders increased by $2,345,777, to $5,744,595 from $3,398,818. For the period ended September 30, 2005, this included $49,083 of accumulated dividends on our series A convertible preferred stock payable in cash or, at our option, additional shares of series A convertible preferred stock and $13,228 of accumulated dividends on our series A convertible preferred stock payable in cash or, at our option, additional shares of series A convertible preferred stock. This also included in 2005, a non-cash charge of $703,128 associated with the reduction of the conversion price of the Series A convertible preferred stock and a non-cash charge of $420,258 associated with the sale of our Series B convertible preferred stock. We have been a development stage enterprise and have had a cumulative net loss of $21,095,374 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 private placement, the proceeds of the December 14, 2004 private placement, and more recently, the August 10, 2005 rights offering, which has enabled us to continue product development, build our administrative organization and promote the sales and marketing of BioScanIR System. Losses included non-cash compensation costs for restricted stock grants, warrants and option awards of $1,289,538 for the nine months ended September 30, 2005 as compared to $93,822 for the nine months ended to September 30, 2004, which costs are included in the results of operations.

         Development Revenues. There was $0 in revenue for the nine months ended September 30, 2005 as compared to $69,800 for the nine months ended September 30, 2004. The revenue generated was due to completion of a research and development contract with the Department of Defense as previously disclosed on our Form 10-KSB for the year ended December 31, 2004. We are still a development stage enterprise.

         Development Costs. There was $0 in development costs for the nine months ended September 30, 2005 as compared to $20,000 for the nine months ended September 30, 2004. There were no revenues in the nine months ended September 30, 2005 and no associated development costs were incurred.

         Research and Development Expenses. Research and development expense increased by $299,324, or 29% to $1,315,746 from $1,016,422, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 and is expected to continue to increase as we employ new technical personnel and consultants in the development of our BioScanIR technology, purchase materials and components for development and expand our facilities. Cash proceeds from private placements in 2004 and 2003 provided the funding for these activities. Refer to the Statement of Stockholders Equity included in the Financial Statements for sources of capital, including cash and non-cash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the increase in research and development expense in the nine months ended September 30, 2005 as compared to September 30, 2004 were as follows: technical salaries and consultants expense increased by $236,937 to $682,263 from $445,326. The increase is due in part to a grant of restricted stock to a technical consultant which resulted in a non-cash compensatory expense of $212,500 for the nine months ended September 30, 2005, and recruitment expense increased by $76,041 to $90,457 from $14,416 while business travel and entertainment decreased by $51,880 to $68,840 from $120,720.

We incurred $0 in printing and reproduction costs for the nine months ended September 30, 2005 compared to $22,377 expensed for the nine months ended September 30, 2004. No reproduction or printing of technical reports occurred during 2005. Office expense decreased $24,527 to $16,045 for the nine months ended September 30, 2005 compared to $40,572 expensed in the nine months ended September 30, 2004.

In the nine months ended September 30, 2005, patent expenses increased by $42,614 to $104,083 from $61,469 in the nine months ended September 30, 2004. There were three new patents filed in the 2005 period as compared to no new patents filed in the 2004 period.

Expense for materials used in research decreased by $33,336 to $62,004 for the nine months ended September 30, 2005 compared to $95,340 expensed for the nine months ended September 30, 2004. Financial support for pilot sites increased by $81,312 for the nine months ended September 30, 2005 compared to $0 expensed for the nine months ended September 30, 2004.



Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $786,446, or 32%, to $3,232,734 from $2,446,288 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Significant components of the increase in the nine months ended September 30, 2005 as compared to September 30, 2004 were due to the following. Consulting expense increased by $399,319 to $650,501 from $251,182. Part of this increase was due to the grant of restricted stock in June 2005 to our board of directors for their 2004 and 2005 service. The grant resulted in a non cash compensatory expense of $198,000. Also, part of this increase was attributable to the settlement of an arbitration proceeding arising from the December 13, 2004 termination of our former President and CEO. The agreement, which terminated our former President and CEO's previous employment agreement, provides that he will perform consulting services for us for a retroactive two-year period in exchange for consulting fees. In the nine months ended September 30, 2005 there was $150,000 in expenses related to this agreement. In addition, during the interim period before our new President and CEO was hired, we had a management consulting team in place at a cost of $66,000.

Sales and administrative payroll and payroll related expenses decreased by $201,252 to $800,402 from $1,001,654. Travel and entertainment expense decreased by $43,048 to $44,035 for the nine months ended September 30, 2005 from $87,083 for the nine months ended September 30, 2004. The decrease in payroll and travel and entertainment expense was attributable to the reduction from four sales personnel for the nine months ended September 30, 2004 to two staff members for the nine months ended September 30, 2005.

As we continue investigating additional financing alternatives, we incurred $39,500 in financing expenses during the nine months ended September 30, 2005 as compared to $0 for the nine months ended September 30, 2004.

For the nine months ended September 30, 2005, investor relations expenses including rent paid for our New York City location decreased by $87,393 to $37,469 from $124,862 for the nine months ended September 30, 2004. We leased office space in New York, New York under a lease that expired on September 30, 2004, but continued on to occupy the space on a month-to-month basis at a monthly rental rate of approximately $1,350 until we vacated the space on February 28, 2005.

We incurred $11,911 in expenses for meetings and seminars for the nine months ended September 30, 2005 compared to $70,255 for the nine months ended September 30, 2004. The $58,344 decrease is attributable to not attending management seminars in 2005 compared to those attended in the prior year. Marketing expense decreased by $38,549 to $24,823 for the nine months ended September 30, 2005 from $63,372 for the nine months ended September 30, 2004. In 2004 we paid $11,272 for a website redesign and $17,170 for a marketing film of our BioScanIR.

Our professional fees increased $729,573 to $1,410,889 for the nine months ended September 30, 2005 from $681,316 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 accounting fees decreased approximately $222,000 from $344,000 to $122,000. Legal fees increased approximately $90,000 to $409,000 for the nine months ended September 30, 2005 from $319,000 for the nine months ended September 30, 2004. In September 2005, we issued 2,400,000 warrants to Trilogy for engagement to implement a marketing program, and, to the extent the Company requests, to assist it in business development and strategic advisory and investor relations services. The fair value of the warrants was $816,000.

Item 3 - Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

As of September 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our CEO and Principal Financial Officer ("PFO") concluded that, as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CEO and PFO Certifications

Appearing as exhibits to this report are "Certifications" of the CEO and the PFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2007. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended September 30, 2005, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The first material weakness is the lack of the necessary corporate accounting resources to realign and cross-train other current personnel. This has led to dependence on our Controller, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting. In order to correct this deficiency, we hired an outside consulting firm in January 2005 to assist with Sarbanes-Oxley Act compliance. We also hired a new staff member as general counsel. With the help of outside consultants, we are investigating ways to assist in the segregation of duties. We have implemented internal control procedures such as dual approval procedures at the CEO and Controller level, as well as requiring approvals for purchases by two authorized signers and check signatories from the CEO and/or Controller plus, in the absence of the CEO and Controller, another department head, to help prevent error and fraud.

Another material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information with respect to equity-based transactions. In order to correct this deficiency we are working with our outside consulting firm to assist with Sarbanes-Oxley Act compliance to document procedures and internal controls for equity-based transactions.

We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.

Except as described above, there has been no change in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised us that it believes that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed by us pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified us that, in its view, we were in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. We have responded to Lockheed that, among other reasons, no sums are due to Lockheed from us, the license agreement by its terms has become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although we believe that we have no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed may determine to pursue its claims through litigation, creating the possibility that we may incur substantial costs and expenses, including legal and other professional fees, in connection with such potential litigation. The Company has conducted exploratory discussions with Lockheed regarding terms for a potential settlement of this matter in order to avoid these potential costs. There are no assurances that a settlement can be reached in this matter.

On March 8, 2003, our former CFO filed a declaratory judgment action against us in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options, as well as approximately $462,000 in deferred salary.

On July 23, 2004, the Court granted, in part, our motion to dismiss. The Court dismissed claims relating to 2,501,328 stock options, which were to expire in April 2005, as unripe for adjudication. The Court found that a justiciable dispute existed with respect to 36,966 options which expired on April 1, 2004. We moved to dismiss the deferred salary claim based on an arbitration provision in the CFO's employment agreement. The Court declined to dismiss the deferred salary claim, but ordered the parties to conduct limited discovery on the validity of the employment agreement and revisit the issue on summary judgment.

On February 15, 2005, we moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied our motion, but allowed us to renew our motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties have recently completed discovery and a final pretrial conference was held on August 17, 2005. We expect the Court to schedule trial for early 2006.

While the ultimate outcome of this matter cannot presently be determined with certainty, according to our counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and we intend to vigorously defend the claims in this lawsuit. We believe that our provision for such in the accompanying financial statements is adequate at September 30, 2005.

On December 22, 2004, our former President and CEO Mark A. Fauci, who was terminated from employment on December 13, 2004, filed for arbitration under his employment agreement with the American Arbitration Association alleging that his termination was without cause as defined in the agreement, and demanding monies allegedly due and owing under the agreement, claimed to be in excess of $1 million but not exceeding $5 million. Mr. Fauci is a director and significant stockholder of our company.

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

         (a) Exhibits:

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

                            ADVANCED BIOPHOTONICS INC.

Date: November 15, 2005      By: /s/ Denis A. O'Connor
                             -----------------------------------------------
                             Denis A. O'Connor
                             President and Chief Executive Officer (Principal
                             Executive Officer)



                             By:      /s/ Celia Schiffner
                             ----------------------------
                             Celia Schiffner
                             Controller
                             (Principal Financial Officer)