Form 10KSB
period 2005-12-31
Advanced BioPhotonics Inc.
filed 2006-03-31
CIK 1096182

================================================================================


                                  UNITED STATES
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005     Commission file number:  0-27943

                       ----------------------------------

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

                       ----------------------------------


         Issuer's telephone number, including area code: (631) 244-8244

       Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                             Common Stock, par value
                                 $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|
--------------------------------------------------------------------------------

         Check whether the issuer filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The issuer's revenues for the fiscal year ended December 31, 2005 were
$0

         The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 21, 2006 was $4,476,151

         The number of shares outstanding of the issuer's Common Stock as of March 21, 2006 was 30,732,772 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                           ADVANCED BIOPHOTONICS INC.

                         2005 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   ......................................................................1

Item 1.  Description of Business...............................................1
Item 2.  Description of Property..............................................13
Item 3.  Legal Proceedings....................................................13
Item 4.  Submission of Matters to a Vote of Security Holders..................14


PART II  .....................................................................14

Item 5.  Market for Common Equity and Related Stockholder Matters.............14
Item 6.  Management's Discussion and Analysis or Plan of Operation............27
Item 7.  Financial Statements.................................................41
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................41
Item 8A. Controls and Procedures..............................................41
Item 8B. Other Information....................................................46

PART III .....................................................................43

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act....................43
Item 10. Executive Compensation...............................................43
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholders..................................43
Item 12. Certain Relationships and Related Transactions.......................43
Item 13. Exhibits ............................................................43
Item 14. Principal Accountant Fees and Services...............................66

                                     PART I

Item 1. Description of Business

Overview

         Advanced BioPhotonics Inc. (the "Company") formerly known as OmniCorder Technologies Inc., was founded in 1997 to acquire, develop and commercialize advanced medical imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR(R) system, detects diseases that affect the perfusion or reperfusion (movement or flow) of blood in tissues and organs. Diseases such as cancer and vascular disease affect perfusion. The BioScanIR(R) system assists physicians and researchers in differentiating between normal and abnormal tissues by detecting very small changes in perfusion. The BioScanIR(R) uses an infrared sensor, called a Quantum Well Infrared Photodetector, or QWIP, which we have licensed on an exclusive basis from the California Institute of Technology. QWIP was developed by scientists at the Jet Propulsion Laboratory of the National Aeronautics and Space Administration, or NASA, for the U.S. Department of Defense's Strategic Defense Initiative (commonly referred to as the Star Wars program).

         We have received FDA Section 510(k) clearance permitting our sale of BioScanIR(R) in the United States that includes the following indication for use: "The device is for adjunctive diagnostic screening for the detection of breast cancer and diseases affecting the blood perfusion or reperfusion of tissue of organs." Since all living tissue perfuses, there are multiple diagnostic screening applications where the system can be utilized under the current clearance. Adjunctive diagnostic screening is a secondary test or procedure used to assist in the diagnosis of disease within an asymptomatic population of patients. The BioScanIR(R) System has also received CE mark approval permitting our sale of BioScanIR(R) in Europe.

         We received notice that we were awarded a New Technology Ambulatory Procedure Code (APC) effective April 1, 2005 for usage of our system in providing the service "dynamic infrared blood perfusion imaging." The APC provided by Medicare allows users of the new technology to submit claims for reimbursement for their use of the new technology in an outpatient setting for Medicare patients. This type of code is used to collect actual clinical history on the costs of using the new technology as a precursor to the assignment of a permanent Current Procedural Terminology (CPT) code. Over the next three years, we intend to build a history of claims submissions using the APC for the use of our system in order to pave the way for securing a CPT code which is issued by the American Medical Association. The service associated with the use of the BioScanIR(R) system has been assigned APC Code 1502 and HCPCS Code C9723. The service will be reimbursed at $75.00 per scan plus a $15.00 co-pay effective April 1, 2005.

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

         In December 2004, we completed a private placement of 1,550,000 shares of our series A convertible preferred stock. We received gross proceeds of $1,550,000 from this offering and issued 465,000 five year warrants to purchase 465,000 shares of our common stock.

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

         In August 2005, we consummated a subscription rights offering to existing stockholders of the Company. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of Series B Convertible Preferred Stock and 703,934 five-year warrants to purchase 703,934 shares of common stock.

         On November 14, 2005, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of the Company's common stock. The proceeds of the offering will be used support the Company's commercialization activities for its BioScanIR(R) System and for working capital.

         We filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on December 23, 2005 pursuant to which a majority of our stockholders approved by written consent an amendment to our certificate of incorporation to increase our authorized common stock from 50,000,000 shares to 200,000,000 shares. We filed an amendment for the increased authorized common shares to the certificate of incorporation with the state of Delaware on February 1, 2006.

         Effective December 31, 2005, several of our directors, including, Chairman of the Board Hon. Joseph A. Lisa, George Benedict, Gordon Lenz and Robert Loy, voluntarily resigned their positions from the Company's Board of Directors pursuant to the our long term strategic plan to reorganize and restructure our Board of Directors reducing its size to seven members. There was no disagreement or dispute between Messrs. Lisa, Benedict, Lenz and Loy and the Company which led to their resignation. Director William J. Wagner will act as Lead Director through the upcoming 2006 Annual Meeting of Stockholders.

         Our principal executive offices are located at 125 Wilbur Place, Suite 120, Bohemia, New York 11716, and our telephone number is (631) 244-8244.

Introduction to Technology

         Our lead product, the BioScanIR(R) system, is an advanced digital infrared imaging device which is intended for use in biomedical imaging applications. The BioScanIR(R) system measures minute changes in passively-emitted infrared radiation which are produced by tissue. It then identifies abnormal blood flow associated with the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal tissues.

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

         The medical usefulness of this information is a function of how accurately and quickly it can be acquired and the data processed. The BioScanIR(R) uses an infrared sensor, called a Quantum Well Infrared Photodetector, or QWIP. Using the QWIP sensor technology and our proprietary methods, these measurements can then be collected up to 400 times per second and to an accuracy of 0.006 degrees by the BioScanIR(R) system and processed to provide precise information about subtle changes in blood perfusion that are caused by diseases.

         The flow of blood throughout the body varies naturally due to normal physiology changes. For example, when the heart pumps, blood circulates faster and thus infrared emission increases, but just for the fraction of a second that the contraction of a single beat lasts. When the heart is resting between contractions, the circulation slows and the opposite occurs, again for a fraction of a second. This differing rate of blood transport leads to small periodic changes in emitted infrared radiation that the BioScanIR(R) can detect. Similar periodic changes are driven by other mechanisms in the body designed to maintain homeostasis. For example, a periodic change in blood perfusion is driven by the autonomic nervous system intended to maintain precise core body temperature. These types of changes are subtle and require precise instrumentation and complex data processing. We believe the ability to measure these changes provides the ability to detect disease.

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

         In addition to its featured speed and accuracy capabilities, the technology used in the BioScanIR(R) system also benefits from being compact and relatively inexpensive. When combined with its ability to image without touching the patient's body, the BioScanIR(R) system is highly functional in the operating room environment. In surgical applications, BioScanIR(R) can measure the effects from brain activity and blood flow as they occur, and assist surgeons in modifying their procedures in real time.

Research and Development

         In the third quarter 2005, we entered into a research agreement with the Research Foundation of the State University of New York, a nonprofit, educational corporation acting on behalf of Stony Brook University and the Center for Biotechnology, a New York State Center for Advanced Technology. The project will investigate the use of our DIRI(R) method of Dynamic Infrared Imaging Technology in cancer drug discovery as well as in adjunctive diagnosis of breast cancer. Adjunctive diagnostic screening is a secondary test or procedure used to assist in the diagnosis of disease within an asymptomatic population of patients. To conduct this research, the University Medical Center at Stony Brook will employ the our BioScanIR(R) System, a functional medical imaging modality that provides a fast, non-invasive, radiation free method for detecting diseases that affect blood perfusion. The project will potentially be expanded into several other applications including perforator vessel localization for reconstructive surgery, intra-operative neurosurgery, and cancer therapy monitoring (breast cancer, melanoma, etc.). The research will be carried out by Dr. Terry Button an Associate Professor in the Department of Biomedical Engineering and Radiology at Stony Brook University. The agreement can be continued for a period of up to five years.

         We also have an agreement, described below under "Licensing Agreement - CalTech License Agreement," with NASA's Jet Propulsion Laboratory, through the California Institute of Technology, for new technical innovations (and rights to potential patents) in this technology.

         The sensitivity of the product's detector technology, the speed of data collection made possible by newly advanced camera technology, patented algorithms that analyze changes in blood flow and the development of fast and inexpensive CPU's, have together achieved a threshold that makes the BioScanIR(R) system's diagnostic process possible. Research and development expenditures were $1,898,015 and $1,413,194 in the years ended December 31, 2005 and 2004, respectively.

Patents and Intellectual Property

         The BioScanIR(R) system detects changes in blood flow distribution in tissues and organs characteristic of a cancer or vascular disease utilizing new patented QWIP sensor technology provided under exclusive license for specific biomedical applications to us by the California Institute of Technology. NASA's Jet Propulsion Laboratory, which is managed by the California Institute of Technology, developed this technology for the Ballistic Missile Defense Organization for the Strategic Defense Initiative (commonly referred to as the Star Wars program). The sensor is more powerful than ones used previously for infrared breast cancer detection. The data collected by this sensor technology are analyzed using proprietary and patented methods and software, which were developed by our research and development team.

         We use both the sensor and the method patents in the infrared biomedical imaging field either through direct ownership or exclusive, worldwide licenses. As part of our relationship with the California Institute of Technology, we have received subsequent rights to new patents. We have a growing portfolio of six issued and ten pending U.S. patents, along with corresponding foreign patents covering more than 25 other developed countries. We believe that none of these patents are "material" patents (i.e. if any of these patents were invalidated, we could continue to make our product without any changes). We also hold registered trademarks on several product names and logos, including BioScanIR(R) and DIRI(R).

Licensing Agreements

         Through our exclusive licensing agreement, we control the patents that protect the core diagnostic software and detection technology and other intellectual property upon which the BioScanIR(R) system is based. Our principal agreement is summarized below.

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

         o Jet Propulsion Laboratory;

         o Center for Space Microelectronics Technology;

         o NASA Office of Space Access and Technology; and

         o Ballistic Missile Defense Organization/Innovative Science and Technology Office.

         Under this agreement, we own an exclusive license for the worldwide use of the CalTech technology for detection of passively-emitted flux or induced fluorescence from tissue, organs or organ systems for the generation of images of temperature, emissivity,fluorescence or the modulation of regional temperature for commercial medical and veterinary applications, including related commercial devices for research, clinical trials and forensic applications Under defined circumstances, CalTech may permit other parties to exploit the CalTech technology, for specific applications or markets, if we are not exploiting the specific application or market, and choose not to do so after notification by CalTech that a third party is ready to do so. We must pay CalTech a minimum royalty of $10,000 per year as a condition of the license. As of March 21, 2006 we are current with our royalty payments to CalTech. The CalTech agreement also provides us with the right to enter into agreements, including sublicenses, to exploit the CalTech technology worldwide, subject to payment of royalties. The license from CalTech does not expire other than as a result of a breach of the license by us, but following the expiration of the last of the patents that are the subject of the license, the license becomes non-exclusive and royalty-free. The patents that are the subject of the license agreement expire in October 2018.

         Lockheed Martin License Agreement. In September 1998, we entered into a license agreement with Lockheed Martin Corporation ("Lockheed") pursuant to which we were initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The EQWIP technology is protected by a patent owned by Lockheed. In addition, we licensed the same rights with respect to patent filings on the EQWIP technology in a number of foreign countries. At the time we entered into the license agreement with Lockheed, we believed that these technologies would enhance the sensitivity of the technology we licensed from CalTech.

         In order to maintain the exclusivity of the license, we were required to meet certain milestones relating to royalty generation, development of markets and territories and utilization of the EQWIP technology in certain percentages of our installed base of diagnostic equipment. If the license agreement remained exclusive and Lockheed provided a source of manufactured EQWIP detectors, we agreed to pay Lockheed certain minimum royalties. We also agreed to pay Lockheed royalties on revenues we derived from utilization of the EQWIP technology. To date, no manufacturer has produced EQWIPs and we have not utilized the EQWIP technology licensed from Lockheed and, therefore, believed that the license was no longer exclusive and that no minimum or other royalties were due to Lockheed. Lockheed, however, believed that royalties were due and had demanded payment. See Item 3, "Legal Proceedings." On January 30, 2006, we paid Lockheed $225,000 and issued 500,000 ten year warrants at an exercise price of $0.65 as part of a settlement agreement and mutual release dated January 18, 2006, which terminates the exclusive license and definitive contract and releases us from any and all claims, demands and obligations. We do not believe that the termination of the license granted under this agreement with Lockheed will have a significant impact on us.

         Anbar License Agreement. In March 1997, we entered into an option agreement with Michael Anbar, Ph.D., Professor in the Department of Physiology and Biophysics, School of Medicine, and Chairman of Biomedical Sciences, at the State University of New York at Buffalo (now retired), pursuant to which we acquired the exclusive worldwide right to commercialize the technology relating to a patent owned by Dr. Anbar, subject to specified research funding requirements being met. The Anbar patent is entitled "Detection of cancerous lesions by their effect on the periodic modulation of perfusion on the surrounding tissue." This patent describes the disease related physiological processes, which occur in the presence of cancerous tumors, as well as the method by which BioScanIR(R) analyzes radiation emitted by tissue surrounding cancerous tumors. We are required to pay Dr. Anbar, who currently owns approximately 3.5% of our outstanding shares of common stock, a royalty of $300 for each commercial BioScanIR(R) system installed at a client site. The Anbar license does not expire other than as a result of a breach of the license by us. The Anbar patent expires in January 2015.

         Effective February 1, 2005, we have entered into a new two year consulting agreement with Dr. Anbar, which provides for Dr. Anbar to advise management on the optimization of our technology. As part of this agreement, we will acquire one patent on complimentary technology developed and held by Dr. Anbar, who will work closely with senior management, to provide, support and assistance in order to advance our commercialization strategy, expand our clinical applications and enhance new product development efforts. We have obtained from Dr. Anbar U.S. Patent 5,771,261 which comprises methods and apparatus for assessment of the mental stress effects involving the measurement of periodic changes in skin perfusion. Using a remotely mounted infrared camera, dynamic area telethermometry (DAT) measures the autonomic nervous activity by monitoring and quantitatively analyzing the modulation of cutaneous perfusion. Our strategy initially is to utilize our patents which relate to perfusion in medical pathology. At a later date, we might look to utilize the patent that we obtained from Dr. Anbar, which relates to psychological evaluation through the assessment of changes in perfusion.

         AEG Infrarot-Module GmbH. Our primary supplier for BioScanIR(R) camera components is AEG Infrarot-Module GmbH, or AEG, a subsidiary of DaimlerChrysler AG. We entered into a strategic contract with AEG to manufacture and market advanced infrared disease detection systems and services to the healthcare industry for the early detection and management of cancer and other diseases. As part of the agreement, we have provided a non-exclusive technology license to AEG to utilize our proprietary digital infrared QWIP technology. AEG has granted us the exclusive right to market AEG's QWIP camera for a wide array of cancer and vascular disease detection applications.

         We have committed to purchase infrared camera systems and components from AEG for approximately U.S. $564,000 (478,000 euros) as of December 31, 2005. These cameras represent the most current technology and replace our order for previous generation units. These systems and components utilize QWIP technology, for which we are the exclusive licensee.

Potential Strategic Alliances

         As part of our marketing efforts, we intend to pursue strategic alliances with large pharmaceutical companies, research foundations and government agencies. We are awaiting definitive clinical trial results in our breast cancer therapy monitoring application, before pursuing such alliances. Since our previous disclosure concerning these trials, we have no further progress to report.

Product Overview

         How the BioScanIR(R) System Works. During the BioScanIR(R) examination, the QWIP camera is positioned in front of the area on the patient to be studied, and records minute changes in infrared radiation that is passively emitted from the patient's body in a 20 second scan. The BioScanIR(R) system consists of two modules:

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

         The BioScanIR(R) provides important medical information in a comfortable, non-invasive, cost-effective and timely manner. Unlike existing imaging modalities, BioScanIR(R) does not require contrast agents and does not emit potentially damaging radiation. We believe that, in addition to its superior detection capabilities, a strong advantage of the BioScanIR(R) system is its lower cost as compared with competing modalities. Due to the relatively low cost of the unit and the fast scanning time the per-use cost of the BioScanIR(R) is estimated to be significantly less than the cost of some other functional imaging modalities. These per-use cost estimates are based upon the following:

--------------------------------------------------------------------------------
                  Contrast Agent           Average Exam         Average Cost
Modality             Dosage Cost                   Time            of System
--------------------------------------------------------------------------------
CT Scanner             $2 to $45 (1)   20 to 30 minutes (2)       $1,600,000 (3)

MRI Scanner                 $100 (4)         45 minutes (5)       $2,000,000 (6)

PET                         $200 (7)   30 to 60 minutes (8)       $1,800,000 (9)
--------------------------------------------------------------------------------
ABPH BioScanIR(R)                $0        5 to 15 minutes          $300,000
--------------------------------------------------------------------------------
Sources

(1)   ASGE - Technology Assessment Radiographic Contrast Media Used in ERCP
      -2004
(2)   Niagara Health Quality Coalition - CT Services report - 2004
(3)   2004 Association or Hospital Radiology Administrators on-line
(4) Approximation based industry average prices for gadolinium MRI contrast agents pricing
(5)   LifeSpan.org 2006
(6)   Pennsylvania Health Care Cost Containment Council - 2005
(7)   Harvard Medical Institute report April 2005
(8)   Massgeneralimaging.com 2006
(9)   BioTech Systems Inc. Market Research 2005

         We received the Frost & Sullivan's "2005 Medical Imaging in Cancer & Vascular Disease Diagnostics Product Leadership of the Year Award" for developing the BioScanIR(R) System. The award not only recognizes the innovative technology behind the product but also its strong market potential.

Commercialization Strategy

         Pilot Program. We have completed clinical studies of the BioScanIR(R) technology in several market segments over the last several years, and we continue non-revenue generating pilot programs at prestigious medical centers. The BioScanIR(R) has been clinically tested at Harvard's Dana-Farber Cancer Institute (therapeutic monitoring), the Mayo Clinic (surgical applications) and the State University of New York at Stony Brook (breast cancer detection). Our pilot program sites have included Pasadena's Huntington Memorial Hospital (neurosurgery), the University of Geneva Switzerland (reconstructive surgery), the University of Leipzig Germany (heart surgery), the Heidelberg Cancer Research Center Germany (cancer therapy), the University of Bergamo Hospital Italy (brain surgery), the Milan Tumor Institute Italy (breast cancer detection) and the Karolinska Institute Sweden (multiple applications).

         We shipped the BioScanIR(R) to the Cleveland Clinic Ohio (breast cancer therapy monitoring), where the breast cancer therapy monitoring trial began in June 2005 and will continue until June 2006. The results from the first five patients from that trial have been submitted by the doctors at Cleveland Clinic to the American Society of Clinical Oncology ("ASCO") for a potential presentation at the 2006 annual conference. Due to the limited sample size of five patients, the results are promising, but not definitive. Patients continue to be enrolled in the trial and further results will be released as the trial continues.

         In the first quarter of 2006 we entered into a pilot site agreement with Yale University School of Medicine's Department of Surgery ("Yale"). Yale will begin to conduct clinical trials using the BioScanIR(R) System, together with our proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale will collect and interpret data relating to locating the perforator vessels in vivo, then monitoring the healing process of the transplanted flaps. This trial builds upon an earlier study done at the University of Geneva in Switzerland in reconstructive surgery.

         Our studies completed through December 2005 served to validate our basic technology. Our pilot program has already produced what we believe to be positive results based on feedback from physicians, technicians and patients.

         As part of our rollout strategy, we intend to establish new pilot installations, with the goal of validating a commercially viable product in specific application areas, further demonstrating the efficacy of the BioScanIR(R) system and developing a future revenue stream.

         Addressable Markets and Revenue Opportunities. We continue to build a persuasive base of successful clinical studies and published papers through the successful conclusion of pilot studies in reconstructive surgery and cancer therapy monitoring in order to begin the rollout of our BioScanIR(R) system. According to Medtech Insight's December 2002 report entitled "The Worldwide Market for Diagnostic Imaging Equipment," one-third of the world's annual healthcare budget, or $1.17 trillion, is spent on the detection and treatment of cancer and vascular disease. In the United States alone, according to the report, $400 billion is spent annually on cancer and vascular disease. Medical imaging comprises a large component of the total healthcare market, in the United States and abroad, and globally over one billion imaging procedures were performed in 2002. These procedures are performed using computed axial tomography (CTs), magnetic resonance imaging (MRIs), position emission tomography (PETs), x-ray and ultra-sound machines. CT scans use computerized analysis of x-rays to detect tumors. MRIs use magnetic fields and radio-frequency waves to produce three-dimensional images of normal and abnormal tissue. PET scans use a radioactive tracer to detect increased metabolic activity found in cancerous growths. According to Medtech Insight's report, the estimated number of annual procedures using these machines are:


CT Scans:                      57.5 million

MRIs:                          29.5 million

PETs (nuclear medicine):       34.5 million

X-rays:                        711 million

Ultra-sounds:                  204 million

         The installed United States base of larger machines is approximately 15,000 units (8,100 CT scanners, 6,100 MRI scanners and 380 PET scanners). In view of BioScanIR(R)'s attributes and cost advantages, large and growing global healthcare expenditures, and the vast number of imaging procedures and applications for which the

BioScanIR(R) is suited, we believe that we will attract market share. Our plan is to initially target revenue-generating opportunities in the following two high-value areas: therapy/drug development and surgery.

         The estimated $4 billion market for therapy/drug development includes cancer research and development, vascular research and development, and cancer and vascular clinical trials. According to a 2003 report by the Pharmaceutical Research and Manufacturers Association, there are approximately 400 drugs under development for the treatment of cancer. Of these, we estimate that 219 are ideal candidates for development with the imaging assistance of the BioScanIR(R) system. The drug discovery, development and approval process lasts, on average, 74 months, according to a 2003 report by The Tufts Center for the Study of Drug Development, and the average drug costs $802 million to develop and bring to market. Only five in 5,000 compounds that enter pre-clinical testing advance to human clinical testing, and only one of those five is ever approved for sale. We believe any research tool that can reduce the time and cost of drug development is of interest to biopharmaceutical companies. The BioScanIR(R) system is designed to monitor patients in trials, and has product features which give it competitive advantages, particularly with respect to quick and effective tracking of a therapeutic regimen.

         The estimated $7 billion market for surgery includes brain, cardiovascular, vascular, and general surgery, and post-surgical monitoring. We believe any imaging tool that helps improve surgical outcomes, reduces the risk to patients and lowers healthcare costs, should be widely accepted by physicians, researchers, technicians and patients alike.

         If we are successful in penetrating our initial targeted markets, we are planning a second phase of our business strategy to address the estimated $12 billion diagnostics/screening market, which includes breast, cervical, skin and other cancers, as well as diabetes. The technologies available today to screen and diagnose cancer vary greatly according to the specific form of the disease. We believe that the BioScanIR(R) system can potentially provide an easy-to-use, significantly lower cost, completely non-invasive, method of detection in each of these areas.

         With an estimated market size of $12 billion, the diagnostic/screening market represents a significant opportunity for us. We recognize that, despite the substantial potential in this market segment, there are many clinical, regulatory and marketing hurdles to overcome in order to establish the BioScanIR(R) as the standard of care in this fragmented and complex market. Consequently, we plan to partner with large research foundations, healthcare organizations and government agencies for the funding of large clinical trials to establish the BioScanIR(R) as the standard of care in cancer detection and screening.

         Initial sales will be handled by a small internal sales marketing team. We do not intend to build-out a full-scale internal sales and marketing force. Once the product adoption begins to accelerate our strategy will be to establish marketing partnerships with medical device and/or biotechnology companies with a strong presence in each of the multiple segments of the market.

         Revenue Model. We believe that initial revenues will come primarily from the sale of the BioScanIR(R) system to customers for use in surgical applications. We believe our second target market will be cancer therapy monitoring and/or drug discovery applications. Other customers such as imaging research organizations may purchase BioScanIR(R) systems for use in their own research programs. It is possible, however, that initial revenues in certain applications, such as cancer therapy monitoring, could involve an operating lease for the equipment or a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated 4-5 year life of the BioScanIR(R) system. Even if the initial source of revenue is the sale of the BioScanIR(R) system, it is anticipated that such sales would also be accompanied by annual maintenance fees.

         As we expand our efforts into other applications we will evaluate our revenue model options. For example, in the diagnostic/screening market we believe that an operating lease for the equipment or fee per use model could be more appropriate. In this model, revenues may be generated through a combination of several elements including a fee per use, a one-time up-front fee for licensing, installation and training, and annual maintenance fees. Further, we believe that a fee per use model may be more appropriate for physician office-based diagnostic and screening applications to minimize capital equipment purchase barriers.

         Sales and Marketing. Given the significant overall market size - there are thousands of prospective installation sites and millions of potential screenings - we believe there will be significant demand for our BioScanIR(R) system. According to industry data, there are approximately 5,800 hospitals(2005 annual survey included in AHA Hospital Statistic, 2006 Edition), 11,100 freestanding ambulatory surgical centers and other outpatient care clinics (2002 U.S. Census, Report release October 2004), and 16,000 skilled nursing homes(American Association of Homes and Services for the Aging) in the United States.

         As we broaden the distribution of our systems throughout our target applications markets, we will likely rely upon the establishment of channel partners in certain markets. Channel partners will perform the primary sales and marketing functions for our systems. We expect that we may have different channel partners for different applications. Channel partners could include distributors (on a regional, national, multinational, or even global basis), manufacturers of medical equipment (OEM relationship), manufacturer's representative organizations, drug companies who market our system to physicians and hospitals as part of their drug's protocol for patient treatment, or other interested parties that can bring a strategy channel value to our company. To support these channel partners, we do envision adding a limited set of our own sales and customer support resources wherever appropriate globally.

         Clinical Studies and Efficacy. The BioScanIR(R) system has been clinically tested for a variety of applications at leading institutions. We have conducted clinical testing of our BioScanIR(R) technology in our initial target market segments over a seven-year period, and we have commenced a non-revenue generating pilot program at several prestigious medical centers in the United States and Europe for applications in surgery and therapy. Our clinical test sites (alpha sites) included Harvard's Dana-Farber Cancer Institute (for therapy monitoring), the Mayo Clinic (for surgical applications) and the State University of New York at Stony Brook (for breast cancer detection). Our beta site pilot program involves the installation of our systems for evaluation by physicians, technicians and patients. Units have been at the Ospedali Riuniti di Bergamo (brain surface perfusion changes related to tumor pathology), HUG-Hopitaux Universitaires de Geneve (plastic reconstructive surgery applications), the Karolinska Institute (skin cancer, wound healing), and The Instituto Nazionale dei Tumori in Milan (breast cancer and cutaneous angioma therapy monitoring). A BioScanIR(R) system is situated in the Cleveland Clinic (neoadjuvant breast chemotherapy), where clinical trials began in the second quarter of 2005 and are expected to continue through June 2006. The results from the first five patients from that trial have been submitted by the doctors at Cleveland Clinic to the American Society of Clinical Oncology ("ASCO") for a potential presentation at the 2006 annual conference. Due to the limited sample size of five patients, the results are promising, but not definitive. Patients shall continue to be enrolled in the trial and further results will be released as the trial continues. In the first quarter of 2006 we shipped the BioScanIR(R) system to Yale University School of Medicine's Department of Surgery ("Yale"). Yale will begin to conduct clinical trials using the BioScanIR(R) System, together with our proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale will collect and interpret data relating to locating the perforator vessels in vivo, then monitoring the healing process of the transplanted flaps. This trial builds upon an earlier study done at the University of Geneva in Switzerland in reconstructive surgery. In the fourth quarter 2005, we shipped the BioScanIR(R) System to the Research Foundation of the State University of New York, a nonprofit, educational corporation acting on behalf of Stony Brook University and the Center for Biotechnology, a New York State Center for Advanced Technology. The project will investigate the use of our DIRI(R) method of dynamic infrared imaging technology in cancer drug discovery as well as in adjunctive diagnosis of breast cancer. The project will potentially be expanded into several other applications including perforator vessel localization for reconstructive surgery, intra-operative neurosurgery, and cancer therapy monitoring (breast cancer, melanoma, etc.). The research can be continued for a period of up to five years.

          Additional beta site pilot studies in the USA are planned in our target markets. All of our published testing results were reviewed and evaluated by medical or research experts in the specific fields of use through the peer review process. Leading physicians have documented the clinical efficacy of the BioScanIR(R) in key peer-reviewed publications.

         In 2005 the BioScanIR(R) system and technology was presented at several conferences in the United States and Europe. In March 2005, we were invited to do a poster presentation at the Biomedical Imaging research Opportunities Workshop 3 in Bethesda, Maryland. In September 2005, in Leuven, Belgium at the 9th European Conference of Scientists and Plastic Surgeons, the doctors involved in our pilot site study at HUG-Hopitaux Universitaires de Geneve did an oral presentation, "Dynamic Infrared Imaging: a new tool in flap perfusion monitoring". The same doctors presented an E poster on Dynamic Infrared Imaging in Plastic Surgery at the

Annual Congress of the American Society of Plastic Surgery, in September 2005 in Chicago, and an oral presentation Dynamic Infrared Imaging and Applications in Plastic Surgery at the Annual Congress of the Suisse Society of Plastic Surgery, 30 September - 1 October 2005, in Bienne, Switzerland. In October 2005, we did a poster presentation "Novel Intra-operative Non-invasive Functional Assessment Tool" at the Congress of Neurological Surgeons 55th Annual Meeting in Boston MA. In December 2005, a poster presentation, "Dynamic Infrared Imaging to Monitor Response to Primary Systemic Therapy", was presented by doctors at Cleveland Clinic at the 28th Annual San Antonio Breast Cancer Symposium (SABCS 2005), in San Antonio, TX.

         A study completed by neurosurgeons at the Mayo Clinic and published in the Journal of Neurosurgery described the BioScanIR(R) system as "The Vision of the Future." In addition, at the 2001 and 2002 American Society of Clinical Oncology conventions, we were invited to present the results of the Dana-Farber Cancer Institute's study documenting the advantages and imaging capabilities of the BioScanIR(R) system. In the most recent peer reviewed publication entitled "Dynamic Infrared Image of Newly Diagnosed Malignant Lymphoma Compared with Gallium-67 and Fluorine-18 Fluorodeoxyglucose (FDG) Positron Emission Tomography
(PET)," researchers from Harvard's Dana-Farber Cancer Institute favorably compared the performance of the BioScanIR(R) system with that of PET imaging for applications involving cancer treatment.

         Regulatory Affairs and Milestones. We believe that we have sufficient regulatory clearance to execute our initial business plan in the United States and Europe. In December 1999, we received FDA Section 510(k) market clearance which permits marketing of the BioScanIR(R) service as an adjunctive method to detect breast cancer and other diseases affecting the perfusion or reperfusion of blood in tissue and organs that included the following indication for use:
"The device is for adjunctive diagnostic screening for the detection of breast cancer and diseases affecting the blood perfusion or reperfusion of tissue of organs." Since all living tissue perfuses, there are multiple diagnostic screening applications where the system can be utilized under the current clearance. In August 2003, we received "CE mark" clearance that permits us to market our BioScanIR(R) throughout the European Union. For more information about how governmental regulation affects our business, see "Governmental Regulation" below.

         We intend to file a supplemental FDA Section 510(k) filing for the validation of the BioScanIR(R) measurement capabilities for its use in reconstructive surgery applications. We believe that this supplemental filing will validate our clinical capabilities in this surgical application and create a potential barrier to entry.

Competition and Industry

         Product Feature Comparisons and Competitive Advantages. Compared to other imaging modalities such as CTs, MRIs and PETs, the BioScanIR(R) exhibits lower up-front and maintenance costs to hospitals, clinics and other healthcare providers and, as a result, a lower cost per procedure. The basis for our belief that BioScanIR(R) is a lower cost per procedure when compared to other imaging modalities such as CTs, MRIs and PETs is set forth under the heading "Product Overview" on page 6 of this document. The BioScanIR(R) examination is non-invasive and patient-friendly, and the machine is easy for technicians to operate. We believe that a less expensive, functional imaging tool like the BioScanIR(R) system will enable the use of many of the new, targeted cancer therapies that are being produced, as they require accurate, lower cost functional imaging techniques to ascertain early tumor response.

Governmental Regulation

         FDA Regulation. Our products and manufacturing activities are subject to regulation by the U.S. Food and Drug Administration, or FDA, and by other federal, state, local and foreign authorities. Pursuant to the Food, Drug, and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a Section 510(k) notification or approval through a Premarket Approval, or PMA. Remedies available to the FDA for violations of the laws that it enforces include, but are not limited to, (i) sending the violating company a warning letter, (ii) conducting a compliance audit, (iii) conducting a worldwide recall of the violating product, or (iv) closing the violating company down. This is not intended to be an exhaustive list, but rather a sample of some of the FDA's enforcement options.

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

         Breast cancer screening devices that use infrared detection instrumentation, such as that used in the BioScanIR(R) system, which are intended to be used by physicians as an adjunct (supplement) to other established clinical detection methods for breast disease, are currently classified as Class I devices, requiring clearances under Section 510(k) before marketing. Such devices that are intended for stand-alone use, i.e., for use as a sole diagnostic screening tool for detection of breast cancer, are classified as either Class II or Class III devices, requiring PMA before marketing.

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

         Current Regulatory Status. The FDA found that the BioScanIR(R) system was substantially equivalent to an existing legally marketed device, thus permitting it to be marketed as an adjunct (supplemental) screening/diagnostic device. We received 510(k) clearance in December 1999 and, together with our field test data, are marketing the BioScanIR(R) System as an adjunct (supplemental) method for the diagnosis of other diseases affecting the perfusion or reperfusion of blood in tissue or organs.

         Reimbursement by Third-Party Payors. Most purchasers of medical devices such as physicians, hospitals and imaging centers rely on reimbursements from third-party payors including, by way of example, private indemnity health insurers, managed care health insurers, federal health insurance programs (e.g., Medicare), and state administered programs (e.g., Medicaid). Therefore, decisions by third-party payers concerning reimbursement for use of the BioScanIR(R) system are likely to affect the use of this device. Use of the BioScanIR(R) System for its current FDA cleared uses is not covered by any third-party insurer. Failure to secure third-party coverage, or failure to maintain coverage after it is received, could have a material adverse impact on our operations.

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

         New technologies can receive a special temporary reimbursement code (a New Technology Ambulatory Procedure Code, or APC) provided by Medicare that allows users of the new technology to submit claims for reimbursement for their use of the new technology in an outpatient setting for Medicare patients. This type of code is used to collect actual clinical history on the costs of using the new technology as a precursor to the assignment of a permanent Current Procedural Terminology, or CPT code. We received notice that we have been awarded an APC code effective April 1, 2005 for usage of our system in providing the service, "dynamic infrared blood perfusion imaging." Our BioScanIR(R) test, like many new medical technologies, does not have sufficient data to determine exactly what APC is appropriate for this service. For this reason, the Center for Medicare and Medicaid Services (CMS) established "New Technology APCs" in 2002. Assignment to a New Technology APC is temporary and last only until enough data is collected to move the service to an established APC. Although there is not preordained period of time, typically this occurs within 36 months of the original assignment. A critical element of our efforts over the next two years must be to build a history of claims submissions using the APC for the use of our system in order to demonstrate the viability of the technology and pave the way for securing a CPT code which is issued by the American Medical Association. The service associated with the use of the BioScanIR(R) system has been assigned APC Code 1502 and HCPCS Code C9723. The service will be reimbursed at $75.00 per scan plus a $15.00 co-pay effective April 1, 2005.

Manufacturing

         We subcontract the manufacturing of components for our BioScanIR(R) system to several third parties. We provide the manufacturing specifications for all of these components. Incoming components are tested and assembled, and the final units are retested, before being shipped to customers. We believe that our manufacturing environment is compliant with FDA GMP and ISO 9001. The BioScanIR(R) is UL-certified.

Employees

         As of March 21, 2006, we had a total of 9 full-time employees, 5 part-time employees and 5 additional outside consultants (part-time). Together, approximately 12 of these individuals are engaged in technology, research and product development, and 7 in management and finance. We have never experienced a work stoppage and believe our employee relations are very good.

Item 2. Description of Property

         Our corporate headquarters are located at 125 Wilbur Place, Suite 120, Bohemia, New York, in approximately 6,550 square feet of space occupied under a lease with a monthly rental rate of approximately $5,000 that expires in November 2009.

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

         In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised us that it believes that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed by us pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified us that, in its view, we were in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. We have responded to Lockheed that, among other reasons, no sums are due to Lockheed by us, the license agreement by its terms has become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although we believed that we have no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed could have determined to pursue its claims through litigation, creating the possibility that we could have incurred substantial costs and expenses, including legal and other professional fees, in connection with such litigation. On January 30, 2006, we entered into a settlement agreement and mutual release ("Settlement Agreement") with Lockheed. The Settlement Agreement terminates the Exclusive License Agreement concerning Enhanced Quantum Well Infrared Photodetector technology that we entered into with Lockheed on September 29, 1998 ("License Agreement") and Definitive Contract No. 6249801 concerning the fabrication of Focal Plan Arrays that we entered into with Lockheed on June 24, 1998 (the "Definitive Contract"). Under the terms of the Settlement Agreement we agreed to pay a one-time, fully paid up license fee of $225,000 to Lockheed and we also agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from us, at any time prior to the expiration date (as defined below), one share of our common stock for $0.65 per share; such warrants shall expire on December 28, 2015 ("Expiration Date"). In consideration for this settlement payment, Lockheed has agreed to release us and terminate all prior agreements and understandings between us and Lockheed, including but not limited to any and all claims which relate to, arise from, or are in any manner connected to: (i) the License Agreement; (ii) the Definitive Contract; or (iii) any claimed license fees or other monetary consideration, whether accrued or not. In addition, we agreed to cease using any of the EQWIP technology that was the subject of the patents referenced in the License Agreement. We do not believe that the agreement to not use EQWIP technology will have a significant impact our business. We have accrued the payment for the settlement and the fair value of the warrants in our December 31, 2005 financial statements.

         On March 8, 2003, our former Chief Financial Officer filed a declaratory judgment action against us in the U.S. District Court for the District of New Jersey. The complaint alleges that while serving as both a director and Chief Financial Officer, he was awarded stock options to purchase 2,538,324 shares of common stock. He is seeking specific determination that he is entitled to these options, as well as approximately $462,000 in deferred salary.

         On July 23, 2004, the Court granted, in part, our motion to dismiss. The Court dismissed claims relating to 2,501,328 stock options, which were to expire in April 2005, as unripe for adjudication. The Court found that a justifiable dispute existed with respect to 36,966 options which expired on April 1, 2004. We moved to dismiss the deferred salary claim based on an arbitration provision in the plaintiff's employment agreement. The Court declined to dismiss the deferred salary claim, but ordered the parties to conduct limited discovery on the validity of the employment agreement and revisit the issue on summary judgment.

         On February 15, 2005, we moved for partial summary judgment on Plaintiff's deferred salary claim. By Order dated March 23, 2005, the court denied our motion, but allowed us to renew our motion at the close of discovery. The Court did find that it is unlikely that Plaintiff could recover any deferred compensation prior to April 1, 1999. The parties have completed discovery and a final pretrial conference was held on August 17, 2005. The Company is currently negotiating a settlement agreement with its former Chief Financial Officer.

         On December 22, 2004, our former President and Chief Executive Officer Mark A. Fauci, who was terminated from employment on December 13, 2004, filed for arbitration under his employment agreement with the American Arbitration Association alleging that his termination was without cause as defined in the agreement, and demanding monies allegedly due and owing under the agreement, claimed to be in excess of $1.0 million but not exceeding $5.0 million. Mr. Fauci is a director and significant stockholder of our company.

         On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, we announced that we entered into a consulting agreement with Mr. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of stockholders to continue as a board member. The agreement also provides for a three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. In 2005, we paid $240,000 to Mr. Fauci of which $200,000 was for one year consulting as per agreement and $40,000 for the deferred accrued salary. As of March 21, 2006 we paid Mr. Fauci in aggregate $233,332 as part of his consulting agreement. We owe Mr. Fauci $166,668 for the second year of this agreement. As of March 21, 2006, we have paid Mr. Fauci in aggregate $60,000 as part of the payout schedule for his deferred officer's salary and currently owe him $575,000. We are current on both these obligations.

         Except as set forth above we are not a party to any other pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         On February 1, 2006, we amended our Certificate of Incorporation, to increase the number of authorized shares of common stock, par value $.001 per share of the Company from 50,000,000 shares to 200,000,000 shares pursuant to a written consent of a majority of stockholders dated December 5, 2005, in lieu of a special meeting of the stockholders. Out of a total of 37,465,974 possible votes on the matter of increasing the authorized shares submitted to the stockholders, the majority of stockholders voting in favor of the amendment held in aggregate 19,234,645 votes.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         In September 2000, our common stock became eligible for quotation on the NASD's OTC Bulletin Board under the symbol "PMOS." We changed our corporate name to OmniCorder Technologies, Inc. on February 26, 2004, and our trading symbol became "OMCT." We changed our corporate name to Advanced BioPhotonics Inc. on June 7, 2005, and on June 8, 2005, our trading symbol was changed to "ABPH."

         For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2003:                                   High      Low
-----------------------------                                  ------   ------
First Quarter                                                  $  .15   $  .03
Second Quarter                                                 $  .10   $  .10
Third Quarter                                                  $  .10   $  .04

Fourth Quarter (October 1 to December 18)                      $  .10   $  .04
Fourth Quarter (December 19, closing date of recapitalization) $ 1.20   $  .45
Fourth Quarter (December 22 to December 31)                    $ 8.00   $ 1.50

Year Ended December 31, 2004:
-----------------------------
First Quarter                                                  $ 8.50   $ 2.80
Second Quarter                                                 $ 4.90   $ 3.25
Third Quarter                                                  $ 4.05   $  .75
Fourth Quarter                                                 $ 1.60   $  .58


Year Ended December 31, 2005:
-----------------------------
First Quarter                                                  $ 1.10   $  .81
Second Quarter                                                 $ 1.00   $  .54
Third Quarter                                                  $ 1.04   $  .30
Fourth Quarter                                                 $  .40   $  .16

Year Ending December 31,2006:
-----------------------------
First Quarter (Through March 21, 2006)                         $ 0.29   $ .171

         Prior to the completion of the recapitalization transaction on December 19, 2003, privately-held OmniCorder's stock was not traded on a public trading market and it had no registered securities outstanding.

         As of March 21, 2006, there were 30,732,772 shares of Advanced BioPhotonic's common stock outstanding with approximately 193 stockholders of record.

         Our authorized capital stock consists of 210,000,000 shares of stock, of which 200,000,000 shares are designated common stock, par value $.001 per share, and 10,000,000 shares are designated preferred stock, par value $.01 per share. Of the preferred stock, 3,000,000 shares have been designated as series A preferred stock and 7,000,0000 shares have been designated as series B preferred stock. As of March 21, 2006, there were 33,409,772 shares of common stock issued and 30,732,772 outstanding, 1,851,423 shares of series A preferred stock and 1,369,669 shares of series B preferred stock issued and outstanding. Further, as of March 21, 2006, we have the following shares of our common stock underlying outstanding securities: (i) 8,501,493 shares underlying options issued pursuant to our 1998 and 2005 stock option plans, (ii) 7,443,086 shares underlying stock purchase warrants, and we filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on December 23, 2005 pursuant to which a majority of our stockholders have approved by written consent an amendment to our certificate of incorporation to increase our authorized common stock from 50,000,000 shares to 200,000,000 shares. We filed an amendment to our certificate of incorporation to increase our authorized common shares with the State of Delaware on February 1, 2006, after 20 days of mailing the information statement to our shareholders.

         As of March 21, 2006, we inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates for cancellation and thereafter we will issue an aggregate of 117,795 series A preferred dividend shares. In addition, we inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates for cancellation and thereafter we will issue an aggregate of 59,766 series B preferred dividend shares.

         The following summary of the material provisions of our common stock, series A preferred stock and series B preferred stock.

Common Stock

         The holders of common stock do not have cumulative voting rights and are entitled to one vote per share on all matters to be voted upon by the stockholders. Our common stock is not entitled to preemptive rights and is not subject to redemption (including sinking fund provisions) or conversion. Upon our liquidation, dissolution or winding-up, the assets (if any) legally available for distribution to stockholders are distributable ratably among the holders of our common stock after payment of all classes or series of our preferred stock. All outstanding shares of our common stock are validly issued, fully-paid and nonassessable. The rights, preferences and privileges of holders of our common stock are subject to the preferential rights of all classes or series of preferred stock that we may issue in the future.

Preferred Stock

         Our board of directors has the authority to issue 10,000,000 shares of preferred stock in one or more series and to determine all of the rights, preferences, privileges and restrictions of the preferred stock. In December 2004, our Board of Directors designated 6,000,000 preferred shares as series A preferred stock. We did not issue all of the shares of series A preferred stock, and in June 2005, our board of directors reduced the number of shares of series A preferred stock subject to such designation to 3,000,000 shares and in June 2005, our board of directors designated 7,000,000 preferred shares as series B preferred stock. If we issue any preferred stock, it may have the effect of delaying or preventing a change in control without further action by our stockholders and may adversely affect the voting, dividend and other rights of the holders of our common stock. In addition, as discussed below, the issuance of preferred stock with voting and/or conversion rights may adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

Series A Preferred Stock

         Conversion. Holders of series A preferred stock will be entitled at any time to convert their shares of series A preferred stock into common stock without any further payment therefor. The series A preferred stock will automatically convert into common stock as of the close of business on the 20th consecutive trading day on which the closing bid price for our common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq SmallCap Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20, or 240% of the conversion price of the series A preferred stock. Each share of series A preferred stock is convertible into common stock, determined at a conversion price of $0.39 per share as of January 3, 2006. A "trading day" shall be any day on which the principal market for our common stock is open for trading, notwithstanding the volume of trading.

         Anti-dilution Provisions. In the event of any issuances of shares of common stock or stock options, warrants or securities convertible or exercisable into common stock within two years after the final closing of our December 2004 private placement of series A preferred stock at a price per share of common stock less than the 10-day volume-weighted average price of our common stock on the American Stock Exchange, Nasdaq SmallCap Market or OTC Bulletin Board, the conversion price of the series A preferred stock will be adjusted to a lower price per share computed on the basis of a "weighted average formula." For purposes of calculating the "weighted average formula," trading days in which there are no trades still count as trading days in the calculation period, with the price on such day being the previous trading day's closing price. The conversion price of all the shares of series A preferred stock issued will also be subject to adjustment in connection with any subdivision, stock split, combination of shares, recapitalization or the issuance of common stock or securities convertible or exercisable into common stock as a dividend in-kind (other than as a dividend on the series A preferred stock). Employee stock options, warrants for commercial banks and equipment lessors, strategic alliances and acquisitions approved by our board of directors are excluded from this provision. After we completed the subscription rights offering in August 2005 the price at which the series A preferred stock was converted into common stock was reduced to $.50 per share from $1.10 per share, which was the price at which the series B preferred stock was purchased in the rights offering. In November 14, 2005, we entered a Securities Purchase Agreement. At December 31, 2005, the issuance of the note in the Securities Purchase Agreement triggered another reduction in the conversion price of the series A preferred stock to $0.44 per share. On January 3, 2006, upon the closing of the 2nd tranche of the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced to $0.39 per share. The conversion price was adjusted based on a calculation set forth in the anti-dilution clause in the certificate of designation of the series A preferred stock.

         Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our company, holders of series A preferred stock will be entitled to receive out of our assets available for distribution to stockholders, before any distribution is made to holders of our common stock, liquidating distributions in an amount per share equal to the conversion price of the series A preferred stock, plus any accrued but unpaid dividends.

         Dividends. Holders of series A preferred stock will be entitled to receive an annual cumulative dividend at the end of each calendar year calculated at a rate of 4% per year of the issue price of any outstanding share of series A preferred stock. At our option, this dividend may be paid in either cash or in additional shares of series A preferred stock. The first dividend was paid on January 3, 2006 in additional shares of series A preferred stock. The aggregate number of shares issued as dividends was 301,423. The Company inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates for cancellation and thereafter the Company will issue an aggregate of 117,795 series A preferred dividend shares. The amount of the initial dividend, and any other dividend payable on the series A preferred stock for any partial dividend period, will be computed on the basis of a 360-day year consisting of twelve 30-day months. With respect to any given year, no dividends (other than a dividend payable solely in our common stock), shall be paid upon, or declared and set apart for, any junior securities if our board of directors has failed to declare and pay in full a cash dividend to the holders of our series A preferred stock with respect to such year in the amount described above. If dividends on the series A preferred stock have not been paid or set apart in full, the aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment prior to the payment of any dividend by our company (other than a dividend payable solely in common stock) with respect to any junior securities. Accumulations of dividends on our series A preferred stock will not bear interest.

         Shares of series A preferred stock issued as dividends will be valued at the product of: (i) the 10-day volume-weighted average price of our common stock on the principal stock exchange on which it is traded, including the American Stock Exchange or NASDAQ SmallCap Market, or if not traded on such exchange, on the OTC Bulletin Board or, if, in the reasonable judgment of our board of directors, there exists no exchange or other market on which the common stock is traded, then as reasonably determined by the board; and (ii) the aggregate number of shares of common stock into which the aggregate number of series A preferred stock issued as dividends is then convertible. The dividends issued on January 3, 2006 had the 10-day volume-weighted average price of our common stock of $0.206.

         Voting Rights. Holders of series A preferred stock will have the right to one vote for each share of common stock into which the series A preferred stock then held by such holders may be converted, and will vote together with the holders of common stock as a single class, except where otherwise required by law.

         Redemption. The series A preferred stock may not be redeemed by us at any time.

         Restrictions on Transfer. The offer and sale of the shares of series A preferred stock issued in our December 2004 private placement was not registered under either federal or state securities laws or the laws of any other country and was made pursuant to claims of exemption there from. Consequently, neither the shares of series A preferred stock nor the shares of common stock underlying the series A preferred stock may be sold or otherwise transferred absent compliance with the registration or qualification requirements of applicable securities laws or the exemptive provisions of such laws.

Series B Preferred Stock

         Ranking. The series B preferred stock will rank senior to our shares of common stock in right of payment of dividends and upon liquidation. The series B preferred stock will rank pari passu in right of payment of dividends and upon liquidation to our series A preferred stock and any other series or class of preferred stock hereafter issued by our company, except and to the extent such series or class of preferred stock are designated in our certificate of incorporation as ranking senior or junior to the series B preferred stock.

         Conversion. Holders of series B preferred stock will be entitled at any time to convert their shares of series

B preferred stock into common stock without any further payment therefor. The series B preferred stock will automatically convert into common stock as of the close of business on the 20th consecutive trading day on which the closing bid price for our common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq SmallCap Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20. Each share of series B preferred stock is convertible into one share of common stock. A "trading day" shall be any day on which the principal market for our common stock is open for trading, notwithstanding the volume of trading.

         Anti-dilution Provisions. The conversion price of all the shares of series B preferred stock issued will be subject to adjustment in connection with any subdivision, stock split, combination of shares, recapitalization or the issuance of common stock or securities convertible or exercisable into common stock as a dividend in-kind (other than as a dividend on the series B preferred stock). Employee stock options, warrants for commercial banks and equipment lessors, strategic alliances and acquisitions approved by our board of directors are excluded from this provision.

         On November 14, 2005, we entered a Securities Purchase Agreement. The issuance of the notes pursuant to the Securities Purchase Agreement triggered a reduction in the conversion price of the series B preferred stock to $0.44 per share from $0.50 per share. On January 3, 2006, upon the closing of the 2nd tranche of the Securities Purchase Agreement, the conversion price of the series B preferred stock was reduced to $0.39 per share. The conversion price was adjusted based on a calculation set forth in the anti-dilution clause in the certificate of designation of the series B preferred stock.

         Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our company, holders of series B preferred stock will be entitled to receive out of our assets available for distribution to stockholders, before any distribution is made to holders of our common stock, liquidating distributions in an amount per share equal to the conversion price of the series B preferred stock, plus any accrued but unpaid dividends.

         Dividends. Holders of series B preferred stock will be entitled to receive an annual cumulative dividend at the end of each calendar year calculated at a rate of 7% per year of the issue price of any outstanding share of series B preferred stock. At our option, this dividend may be paid in either cash or in additional shares of series B preferred stock. The first dividend was paid on January 3, 2006 in additional shares of series B preferred stock. The aggregate number of shares issued as dividends was 76,467. The Company inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates for cancellation and thereafter the Company will issue an aggregate of 59,766 series B preferred dividend shares. The amount of the initial dividend, and any other dividend payable on the series B preferred stock for any partial dividend period, will be computed on the basis of a 360-day year consisting of twelve 30-day months. With respect to any given year, no dividends (other than a dividend payable solely in our common stock), shall be paid upon, or declared and set apart for, any junior securities if our board of directors has failed to declare and pay in full a cash dividend to the holders of our series B preferred stock with respect to such year in the amount described above. If dividends on the series B preferred stock have not been paid or set apart in full, the aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment prior to the payment of any dividend by our company (other than a dividend payable solely in common stock) with respect to any junior securities. Accumulations of dividends on our series B preferred stock will not bear interest.

         Shares of series B preferred stock issued as dividends will be valued at the product of: (i) the 10-day volume-weighted average price of our common stock on the principal stock exchange on which it is traded, including the American Stock Exchange or NASDAQ SmallCap Market, or if not traded on such exchange, on the OTC Bulletin Board or, if, in the reasonable judgment of our board of directors, there exists no exchange or other market on which the common stock is traded, then as reasonably determined by the board; and (ii) the aggregate number of shares of common stock into which the aggregate number of series B preferred stock issued as dividends is then convertible. The dividends issued on January 3, 2006 had the 10-day volume-weighted average price of our common stock of $0.206.

         Voting Rights. Holders of series B preferred stock will have the right to one vote for each share of common stock into which the series B preferred stock then held by such holders may be converted, and will vote together with the holders of common stock as a single class, except where otherwise required by law.

         Redemption. The series B preferred stock may not be redeemed by us at any time.

Dividend Policy

         We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

         Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at our option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of our common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board). On January 3, 2006 holders of series A preferred stock were issued dividends in aggregate of 301,423 shares of series A preferred stock. The 10-day volume-weighted average price of our common stock was $0.206. The Company inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates for cancellation and thereafter the Company will issue an aggregate of 117,795 series A preferred dividend shares.

         Holders of our series B preferred stock will be entitled to receive a cumulative dividend of 7% per year, payable annually in cash or, at our option, in additional shares of series B preferred stock (computed on the basis of the 10-day volume-weighted average price of our common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board). On January 3, 2006 holders of series B preferred stock were issued dividends in aggregate of 76,467 shares of series B preferred stock. The 10-day volume-weighted average price of our common stock was $0.206. The Company inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates for cancellation and thereafter the Company will issue an aggregate of 59,766 series B preferred dividend shares.

Equity Compensation Plan Information

         The following table provides information regarding the status of our existing equity compensation plans at March 21, 2006. It reflects the amendment to the Company's 1998 Stock Option Plan, which was approved by our stockholders at a special meeting of stockholders held on February 26, 2004 and the 2005 Incentive Compensation Plan approved by our stockholders at our annual meeting on June 7, 2005.

                                                                                          Number of securities
                                                                                          remaining available for
                                                                                          future issuance under
                                     Number of securities to    Weighted-average          equity compensation plans
                                     be issued upon exercise    exercise price of         (excluding securities
                                     of outstanding options,    outstanding options,      reflected in the second
Plan Category                        warrants and rights        warrants and rights       column)
-------------                        -----------------------    -------------------       -------------------------
Equity Compensation plans approved
by security holders                           8,501,493                  $0.80                      10,000
Equity Compensation plans not
approved by security holders                         --                  --                           --
Total                                         8,501,493                  $0.80                      10,000

The new 2005 Incentive Compensation Plan that reserves 5,000,000 shares of common stock for issuance upon the granting of awards under the 2005 Plan. Award grants under the 2005 Plan may be either stock options, stock appreciation rights, restricted shares of stock, deferred shares of stock, shares granted as a bonus or in lieu of another award, dividend equivalent, and other stock based award or performance award. On October 28, 2005, the board of directors approved a proposed resolution to amend the 2005 Plan and increase the number of shares from 5,000,000 to 10,000,000. The proposed amendment to the 2005 Incentive Plan will be presented to the next meeting of stockholders in June 2006 for approval. As of December 31, 2005, options to purchase 2,883,000 shares of common stock were outstanding under the 2005 Plan, at a weighted-average exercise price of $0.74 per share and options to purchase 3,841,490 shares of common stock were outstanding under the 1998 Plan, at a weighted-average exercise price of $1.10 per share.

Unregistered Sales of Equity Securities

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on November 14, 2005 for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to buy 4,000,000 shares of our common stock. The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. The secured convertible notes mature three years from the date of issuance, and are convertible into our common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

         The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

         Pursuant to an amended Finder's Fee Agreement, between Axiom Capital Management, Inc. ("Axiom") and us, Axiom will earn a finders fee on the November 14, 2005 Securities Purchase Agreement of $260,000 in cash of which $65,000 was paid on November 16, 2005 and $65,000 was paid on January 6, 2006, and $130,000 will be paid when the registration statement is declared effective. In addition, Axiom will receive five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, 378,445 of which were granted on November 14, 2005 and 395,310 of which were granted on January 6, 2006. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211 and $0.202 for the 1st tranche and 2nd tranche, respectively.

         The Securities Purchase Agreement as described above, triggered the anti-dilution provisions in our Series A convertible preferred stock and Series B convertible preferred stock if the conversion price, 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion, is less than the 30 day volume-weighted average price of the common stock (the "Reference Price"). Both the Series A and Series B preferred stock will be convertible into additional shares of common stock. The conversion price of the Series A and Series B preferred stock shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying: (i) the conversion price in effect immediately prior thereto; by
(ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). As of March 21, 2006, the triggering of the aforementioned anti dilution provisions of our series A and series B preferred stock will result in issuing an aggregate of 4,739,643 and 1,753,176 shares of common stock upon conversion, respectively.

         On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, we issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. We recorded a charge in the form of a deemed dividend of approximately $449,500 for the fair value of those warrants during the fourth quarter of 2005.

         On August 10, 2005, the Company consummated a subscription rights offering to existing stockholders of the Company. The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. The Company issued the subscription rights at the current rate of one right for approximately 4.33 shares of its common stock held on the record date of July 1, 2005, which represented the ratio of subscription rights to total common shares outstanding of 30,281,107 on the record date. Each subscription right represented the right to purchase one share of newly-created series B preferred stock. The shares of series B convertible preferred stock are convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. Stockholders that purchased shares of our series B preferred stock in the rights offering will be issued, for no additional consideration, five-year warrants to purchase that number of shares of the Company's common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. As of December 31, 2005, 114,665 shares of series B convertible stock were converted into 114,665 shares of the Company's common stock. The Company could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Advanced BioPhotonics Inc. or executive officers of Advanced BioPhotonics Inc., and transfer was restricted by Advanced BioPhotonics Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Overview and Effect of Recapitalization Transaction

         Unless the context otherwise requires, "we," "our," "us" and similar phrases refer to Advanced BioPhotonics Inc. (a publicly-traded company formerly known as Promos, Inc. and then as OmniCorder Technologies, Inc.), which acquired all the assets and assumed all the liabilities of OmniCorder Technologies, Incorporated, a privately-held company, in a recapitalization transaction on December 19, 2003, and succeeded to the business of OmniCorder as its sole line of business. We were founded in 1997 to acquire, develop and commercialize advanced technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR(R) system, measures abnormal blood flow associated with the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal tissues. For a more complete description of our company and our business, see "Business."

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

Application of Critical Accounting Policies

         For presentation purposes, we are considered to be a "development stage enterprise" in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Our primary activities since inception have been the research and development of our technology, negotiating strategic alliances and other agreements, and raising capital. We have not commercialized any of our products, and as a result we have not generated any significant revenues from operations. We believe that we will generate revenues from the sale of licenses, user fees and sales of our BioScanIR(R) system to provider networks to use its cancer screening and vascular disease diagnosis technology in the United States, Europe and Asia. However, we cannot give any assurance that we will be able to generate any revenues.

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

         We account for the fair value of options and warrants for non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," which requires that compensation cost be measured after the grant date based on the value of the award and is recognized over the service period, which is also the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We will be required to account for options and warrants issued to employees during the annual reporting period beginning after December 15, 2005 as a result of the FASB's issuance of SFAS No. 123R "Accounting For Stock Based Compensation."

         On October 26, 2005, our Compensation Committee of the Board of Directors approved accelerating the vesting of approximately 2.9 million stock options outstanding under the our stock plans and granted 1,000,000 options to our President which vest immediately. The options have a range of exercise prices of $0.30 to $4.40. The acceleration and immediate vesting affects grants to our President of approximately 2.7 million options having a weighted average exercise price of $0.74. The closing price of our common stock on October 25, 2005, the last trading day before approval of acceleration, was $0.30. The purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the accelerated and immediate vesting, would have been reflected in our consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $1.6 million (approximately $900,000 of which relates to options held by the President of the Company).

         In November 2005 we entered into a securities purchase agreement for $4,000,000 of convertible notes and warrants exercisable into 4,000,000 shares of common stock. (See Note 7of the accompanying financial statements). The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside of our control and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. As a result the convertible notes are recorded on a residual value basis. The result discount is accreted through the maturity date of the convertible notes using the effective interest rate method.

         EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. Because the convertible notes are convertible into an indeterminate number of shares we might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments, such as convertible preferred stock, warrants and non employee stock options. As a result of this and anti-dilution features triggered in certain of these instruments we reclassified these instruments from equity to a liability based on their fair values on November 14, 2005.

         In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the year ended December 31, 2005 we recorded a $323,189 charge as a result of the change in fair value of these derivative instruments.

         We have no off-balance sheet arrangements or liabilities, and none are planned.

Revenue Model

         We believe that initial revenues will come primarily from the sale of the BioScanIR(R) system to customers for use in reconstructive surgery applications as well as cancer therapy monitoring and / or drug discovery. In addition, initial customers will likely include imaging research organizations that will purchase BioScanIR(R) systems for use in their own research programs. It is possible, however, that initial revenues in certain applications, such as cancer therapy monitoring, could involve a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated 4-5 year life of the BioScanIR(R) system. Even if the initial source of revenue is the sale of the BioScanIR(R) system, it is anticipated that such sales would also be accompanied by annual maintenance fees.

         As we expand our efforts into other applications we will evaluate our revenue model options. For example, as we move into the diagnostic/screening market it is anticipated that a fee per use model could be more appropriate. In this model, which may also apply to other initiatives as noted above, revenues would be generated through a combination of a fee per use, a one-time up-front fee for licensing, installation and training, and annual maintenance fees. We believe that the fee per use model may be more appropriate for physician office-based diagnostic and screening applications by minimizing capital equipment purchase barriers. This model is expected to generate sufficient fees to recoup the cost of the BioScanIR(R) system within one year.

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

         We recognize revenues and costs and expenses generally utilizing the accrual method of accounting. For specific discussion of these activities, see
Note 2, "Summary of Significant Accounting Policies - Basis of Presentation" in the accompanying financial statements. Based upon our circumstances at the time, we will apply the appropriate methods with respect to revenue recognition, inventory and capitalized costs associated with our product that comply with accounting principles generally accepted in the United States, as follows:

      o Sale - We may sell BioScanIR(R) systems to medical, diagnostic or any other end user. These contracts may be for single or multiple units. We intend to recognize revenue associated with single or multiple unit contracts upon shipment and acceptance of each specific unit by the end-user. We may provide an initial warranty period of one year as part of their sales arrangements. We will establish a liability for estimated warranty costs as appropriate and record actual warranty expenses against this liability as incurred. We may offer an extended warranty and maintenance arrangement to our customers after the expiration of the initial warranty period. This arrangement would be sold pursuant to a contract distinctly separate from the original sales arrangement. These extended warranty and maintenance fees would be recognized ratably over the life of the extended warranty and maintenance contracts.

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

         BioScanIR(R) systems available for sale, either newly-constructed or which may have been previously rented to customers, would be maintained in inventory at cost determined on a first-in, first-out method, or at depreciated cost (if previously rented); in all cases at the lower of cost or market.

Results of Operations

         The following represents a summary of the results of operations for the years ended December 31, 2005 and 2004:

                                                                         For the Years Ended
                                                                            December 31,
                                                                     ----------------------------
                                                                         2005            2004
                                                                     ------------    ------------
     DEVELOPMENT REVENUES                                            $          0    $     69,800
     DEVELOPMENT COSTS                                                          0          20,000
                                                                     ------------    ------------
         Gross Profit                                                           0          49,800
                                                                     ------------    ------------
OPERATING EXPENSES
     Research and development                                           1,898,015       1,413,194
     Selling, general and administrative                                3,538,032       3,288,844
                                                                     ------------    ------------
         Total Operating Expenses                                       5,436,047       4,702,038
                                                                     ------------    ------------
         Operating Loss                                                (5,436,047)     (4,652,238)
         Change in fair value of warrants and conversion options          323,189            --
         Interest and other (income) expenses, net                         22,257         (17,089)
                                                                     ------------    ------------
         Net Loss                                                      (5,781,493)     (4,635,149)
                                                                     ------------    ------------
     Series A Convertible Preferred Stock beneficial conversion
     feature                                                              703,128         458,121
     Series B Convertible Preferred Stock beneficial conversion
     feature                                                              420,258            --
     Deemed Dividend on issuance of additional Series A                   449,500            --
     Convertible Preferred Stock warrants
     Accumulated Dividend on Series A Convertible Preferred Stock          64,583            --
     Accumulated Dividend on Series B Convertible Preferred Stock          17,614            --
                                                                     ------------    ------------
         Net loss attributable to common stockholders- basic and
         diluted                                                     $ (7,436,576)   $ (5,093,270)
                                                                     ============    ============
         Basic and diluted net loss per share                        $      (0.25)   $      (0.17)
                                                                     ============    ============
         Weighted average number of shares outstanding                 30,107,408      29,584,357
                                                                     ============    ============

Year ended December 31, 2005 compared to Year ended December 31, 2004

         Net Loss. The net loss for the year ended December 31, 2005 as compared to the net loss for the year ended December 31, 2004 increased by $1,146,344 from $4,635,149 to $5,781,493. The net loss attributable to common stockholders increased by $2,343,306 from $5,093,270 to $7,436,576. This included in 2005 a non-cash charge of $703,128 and $420,258 associated with the sale of our series A and series B convertible preferred stock, respectively. The charge measures the difference between the relative fair value of the series A and series B convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance. Also, included in the year ended December 31, 2005 was a $449,500 deemed dividend for issuance of additional warrants to the holders of our series A convertible preferred stock. As more fully described below, we have been a development stage enterprise and have had a cumulative net loss of $22,317,969 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement and more recently the proceeds of the August 10, 2005 proprietary rights offering and the November 14, 2005 Securities Purchase Agreement, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR(R) System.

         Development Revenues. There was $0 in revenue for the year ended December 31, 2005 as compared to $69,800 revenues for the year ended December 31, 2004. In fiscal year 2004 we had a research and development contract with the Department of Defense. We are still a development stage enterprise.

         Development Costs. There was $0 in development costs for the year ended December 31, 2005 as compared to $20,000 costs for the year ended December 31, 2004.

         Research and Development Expenses. Research and development expense increased by $484,821, to $1,898,015 from $1,413,194, for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and is expected to continue to increase as we employ new technical personnel and consultants in the development of our BioScanIR(R) technology, purchases materials and components for development and expand our facilities. Cash proceeds from private placements in 2003 and 2004, the proprietary rights offering and the securities purchase agreement in 2005 provided the funding for these activities. Refer to the Statement of Stockholders Equity included in the accompanying financial statements for sources of capital, including cash and noncash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

         Significant components of the increase for the year ended December 31, 2005 as compared to December 31, 2004 were:

         Salaries and consulting expense increased by $200,211 to $791,636 from $591,425. The increase was attributable to a stock grant of 250,000 restricted common shares given to a consultant who is also one of our founders, as a result of an settlement agreement in February 2005. The fair value of the grant was $212,000. Recruitment expense increased by $50,239 to $91,375 from $41,136. A significant part of the increase is attributable to the recruiting fees for our general counsel. Business auto and travel and entertainment decreased by $84,211 to $77,351 from $161,562 due to less international travel to our pilot sites for training and evaluation of equipment. The decrease in international travel contributed to the $9,820 decrease in telephone expenses for the year ended December 31, 2005 to $39,821 from $49,641 incurred for the year ended December 31, 2004. For the year ended December 31, 2005, there was a decrease in office expense, printing and reproduction costs of $52,242 to $20,955 from $73,197 for the year ended December 31, 2004. In 2005, there was a decrease in the reproducing of industry reports. In May 2004, we signed a new lease for additional office space as our staff increased. This resulted in an increase of $29,062 for rent and utility expenses for the year ended December 31, 2005 to $84,209 from $55,147 for the year ended December 31, 2004.

         Expenses related to research and development decreased by $6,058 to $177,014 for the year ended December 31, 2005 from $183,072 in the year ended December 31, 2004. In 2005 we purchased $87,371 less in materials to upgrade and build new BioScanIR(R) systems and expensed $81,313 more to give financial support some of our pilot sites for conducting clinical trials. During the year ended December 31, 2005 patent expenses increased by $58,304 to $120,674 from $62,370 in the year ended December 31, 2004 attributable to three new patent applications filed in 2005.

         We incurred $333,000 in license and permit costs for the year ended December 31, 2005 compared to $12,616 expensed for the year ended December 31, 2004, an increase of $320,384 - most of which was due to the accrual for the Lockheed Martin settlement and release. See Note 11, Litigation.

Selling, General and Administrative Expenses (SG&A) Selling, general and administrative expenses increased by $249,188 to $3,538,032 from $3,288,844 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. A significant component of the increase for the year ended December 31, 2005 as compared to year ended December 31, 2004 was a non cash charge recorded of $600,000 for the fair value of warrants issued to Trilogy Capital Partners. On November 17, 2005, Trilogy agreed to return and relinquish all right, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. See
Note 2, Management Liquidity.

         Effective December 19, 2004, we became a public company. In 2004 legal and accounting costs were higher as we enhanced our systems and procedures and accounting controls to comply with rules and regulations of the Securities and Exchange Commission, including the Sarbanes-Oxley Act. For the year ended 2005, accounting, legal and consultants for Sarbanes-Oxley compliance decreased $239,237 to $601,573 from $840,810 for the year ended December 31, 2004. In fiscal 2005, Business development consulting fees increased by $256,411 to $394,719 from $138,308 for the year ended December 31, 2004. A significant portion of the increase is attributable to the $200,000 we paid our former President and Chief Executive Officer as part of the consulting agreement we entered into on March 9, 2005 in settlement of an arbitration proceeding. See Note 12, Related Party Transactions. For the year ended December 31, 2005 Administrative consulting fees increased $175,236 to $228,830 from $53,594 for the year ended December 31, 2004. Most of the increase was due to a non cash expense of $196,000 for the fair value of the stock granted to our outside Board of Directors for their 2005 year of service. Sales and marketing consultant expense decreased $114,626 to $65,728 in fiscal 2005 from $180,354 for the year ended December 31, 2004. The decrease is attributable to the reduction of international sales consultants in 2005 as we focused on completing clinical trials before commercialization.

         For the year ended December 31, 2005, investor relations expenses including rent paid for our New York City location was $49,542 compared to $136,419 for the year ended December 31, 2004. The $86,877 decrease is due to vacating the New York City space on February 28, 2005 and in 2005 we did not have an investment research report prepared as was conducted in 2004 for $35,000. We incurred $47,306 in expenses for marketing costs and meetings and seminars during the year ended December 31, 2005 compared to $176,492 during the year ended December 31, 2004. The $129,186 decrease in fiscal 2005 was due in part to the reduction of management seminars attended by personnel in fiscal 2004.

         For the year ended December 31, 2005, financing costs were $125,107 compared to $0 for the year ended December 31, 2004 as we searched for additional financing to support operations and commercialization strategy for the BioScanIR(R).

         Insurance increased by $18,693 to $240,754 for the year ended December 31, 2005 from $222,061 for the year ended December 31, 2004. The premium for Directors and Officers Insurance accounted for most of the increased expense. In the year ended December 31, 2005, we decreased personnel in sales, marketing and administration, decreasing payroll and payroll related expenses by $400,460 to $976,407 from $1,376,867.

         Depreciation and Amortization Expense. Depreciation and amortization expense, which is included in the results of operations, approximated $133,000 and $145,000 for the years ended December 31, 2005 and 2004, respectively. This primarily reflected depreciation expense associated with BioScanIR(R) equipment installed in various clinics and hospitals for use in clinical trials, computer and development tools.

         Income Taxes. No income taxes were recorded for either of the years ended December 31, 2005 and 2004. As of December 31, 2005 and 2004, we had net operating loss carryforwards of approximately $19,483,000 and $13,636,000. A full valuation allowance has been provided against the deferred tax asset of $8,187,000 and $5,854,000 as of December 31, 2005 and 2004, respectively, in the accompanying financial statements.

Liquidity and Capital Resources

         We have a deficit accumulated during the development stage, which commenced on February 7, 1997 through December 31, 2005, of $22,317,969. The accumulated deficit resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 8 to the accompanying financial statements, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

         On December 14, 2004, we completed a private placement of 1,550,000 shares of our series A preferred stock, (initially convertible into 1,409,091 shares of common stock) and issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share. We received gross proceeds of $1,550,000 in the private placement and incurred offering expenses of $31,072. We allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible

Instruments", we recorded a non-cash charge of $1,161,249 to deficit accumulated during the development stage, which is the difference between the relative fair value of the series A preferred stock and the fair market value of our common stock issuable pursuant to the conversion terms on the date of issuance. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering the warrant exercise price was reduced to $0.50 per share. On November 14, 2005, the sale of $1,000,000 of securities under the Securities Purchase Agreement described below, triggered anti dilution provisions which reduced the conversion price of the series A convertible preferred stock from $0.50 to $0.44 per share. On January 3, 2006, after the sale of an additional $1,000,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further to $0.39 per share and are convertible into 3,974,359 shares of common stock. The conversion price was adjusted based on a calculation set forth in the anti-dilution clause in the certificate of designation of the series A preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, we issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. We recorded a deemed dividend charge of $449,500 for the fair value of those warrants during the fourth quarter of 2005. We could receive an additional $1,395,000 if all of the warrants issued to the Series A stockholders are exercised though there is no assurance these warrants will be exercised. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the our option, additional shares of series A convertible preferred stock. On January 3, 2006, the we issued 301,423 shares of series A convertible preferred stocks as in-kind dividends to the holders of series A preferred stock on the dividend record date of December 15, 2005. We inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates for cancellation and thereafter we will issue an aggregate of 117,795 series A preferred dividend shares. As of March 21, 2006, we had a total of 1,851,423 shares of series A preferred stock which is convertible into 4,739,643 common stock.

         On August 10, 2005, we consummated a subscription rights offering to our existing stockholders. We received gross proceeds of $703,933, issued 1,407,867 shares of our series B convertible preferred stock originally convertible into shares of common stock on a one-for-one basis and 703,934 five-year warrants to purchase 703,934 shares of common stock. The warrants have an exercise price of $0.75 per share and expire August 10, 2015. We could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", we recorded a non-cash charge of $420,258 to deficit accumulated during the development stage, which is the difference between the relative fair value of the series B preferred stock and the fair market value of our common stock issuable pursuant to the conversion terms on the date of issuance. As a result of anti-dilution provisions relating to the series B convertible preferred stock, the issuance of notes in our November 14, 2005 Securities Purchase Agreement triggered a reduction in the conversion price to $0.44 per share from $.50 per share. On January 3, 2006, upon the closing of the 2nd tranche of the Securities Purchase Agreement, the conversion price of the series B preferred stock was reduced to $0.39 per share. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the our option, additional shares of series B convertible preferred stock. On January 3, 2006 holders of Series B preferred stock received the dividend in shares of in-kind stock. In aggregate, we issued 76,467 of preferred series B preferred shares. We inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates for cancellation and thereafter we will issue an aggregate of 59,766 series B preferred dividend shares. As of March 21, 2006, 114,665 shares of series B convertible stock were converted into 114,665 shares of the Company's common stock and the Company had a total of 1,369,669 shares of series B preferred stock which is convertible into 1,753,176 common stock. The Company has incurred legal and accounting fees in connection with the rights offering totaling approximately $212,000, as of December 31, 2005.

         On July 25, 2005, we signed a non-exclusive finder's fee agreement with Trilogy Capital Partners, Inc. ("Trilogy"). Trilogy will act as finder to seek financing and other strategic relationships. Under the agreement, if we received any financing from a qualified introduction during the fee agreement period, we would pay Trilogy a cash finder's fee equal to 10% of the gross proceeds of the financing. The fee period commenced the date of the agreement and terminates one year following the termination of Trilogy as finder. The agreement could be terminated at any time by either party. There are no assurances that Trilogy will be able to locate suitable investors or that we will close a transaction with investors introduced by Trilogy.

         On September 14, 2005, we finalized a Letter of Engagement with Trilogy, pursuant to which Trilogy agreed to implement a marketing program, and, to the extent we request, to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement had an initial term of 12 months and was terminable by us or Trilogy at any time thereafter upon 30 days' prior written notice. For their services Trilogy was to be paid $12,500 per month and was issued 2,400,000 warrants to purchase shares of the Company's common stock. Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The warrants had an estimated fair value of 600,000 on the date of issuance and were recorded in general and administrative expense during the quarter ended September 30, 2005. We agreed to support the marketing program set up by Trilogy with a budget not less than $200,000. On October 31, 2005, Trilogy notified us that it has resigned the engagement.

         On November 17, 2005 we entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. The terms of the Settlement Agreement are that we agreed to pay Trilogy 3% of the gross proceeds they receive from the Securities Purchase Agreement the Company entered into on November 14, 2005 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC for the sale of (i) $4,000,000 in secured convertible notes and (ii) 4,000,000 warrants.. We also agreed to pay Trilogy $1,664 for marketing costs and $6,250 for fees under the Letter of Engagement from the period October 14, 2005 through November 1, 2005. Trilogy agreed to return and relinquish all right, title and interest to the 2,400,000 warrants they were given and release us of all prior agreements and understandings between Trilogy and the Company. We paid Trilogy $30,000 and accrued $90,000 related to this settlement as of December 31, 2005 with $44,000 allocated to the recovery of the warrants.

         On September 23, 2005 we signed a non-exclusive finder's fee agreement with Axiom Capital Management, Inc. ("Axiom"). Axiom will use its best efforts to introduce us to prospective investors with respect to an offering of issuance of any security by us, in private placement or series of private placements. Axiom agreed to introduce to us, only proposed investors that qualify as "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933. We agreed that for each introduced investor that completes a transaction with us, we shall pay to Axiom (i) an amount in cash equal to 8% of the dollar value of any securities issued by us which are purchased by each introduced investor; and (ii) warrants to purchase the number of shares of our common stock as shall equal 8% of shares sold in that transaction to each introduced investor. The agreement will continue until (i) a final closing of a transaction (ii) terminated by either party on 30 days prior written notice to the other party or (iii) terminated immediately on written notice by one party to the other party upon material breach of the agreement. On November 8, 2005, an addendum was added to the agreement which reduced the percentage that we shall pay to Axiom, to an amount in cash equal to 6.5% from 8% of the dollar value of any securities we issue. We paid Axiom $65,000 on each of November 16, 2005 and January 6, 2006. We also issued warrants to purchase 378,445 and 395,310 shares of common stock on each of these dates.

         On November 14, 2005, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers". See Note 7, Securities Purchase Agreement in the accompanying financial statements.

         The Purchasers are obligated to provide us with the funds as follows:

         o $1,000,000 was disbursed on November 15, 2005;

         o $1,000,000 was disbursed on January 6, 2006; and

         o $2,000,000 will be disbursed within two days of the effectiveness of the registration statement.

         The proceeds of the offering will be used to support our commercialization activities for its BioScanIR(R)

System and for working capital.

         The warrants are issued pro rata upon each investment tranche. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. On November 15, 2005 the Purchasers received 1,000,000 warrants and January 16, 2006 the purchasers received 1,000,000 warrants. Another 2,000,000 warrants will be issued to the Purchasers when the registration statement is declared effective.


         The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. Because of this we would not have sufficient authorized shares to settle exercises of the warrants issued to the Purchasers or Axiom on the date of issuance. In addition underlying shares of the Purchasers warrants were subject to the liquidating damages provisions of the Registration Rights Agreement. If the registration statement that was filed by us is not declared effective within 120 days from November 14, 2005 or fails to maintain effectiveness of the registration statement then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In accordance with the provisions of EITF 00-19 both the Purchasers and Axiom warrants were recorded as liabilities at their fair values on the date of issuance of $160,048 and $60,569, respectively. (See Note 7 of the accompanying financial statements)

         EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement are convertible into an indeterminate number of shares. Because of this wey might not have sufficient authorized shares in the future to settle exercises of its other issued warrants. Under the guidance of EITF 00-19, share settlement of our other issued warrants could no longer considered to be within our control. We reclassified these other warrants to a liability based on the fair value of the conversion option on November 14, 2005 of $636,412.

         We will re-measure the fair value of the warrants at each reporting date with changes in fair value recorded in its statement of operations for the period which was $21,679 for the year ended December 31, 2005. The fair value of our warrants was $878,708 at December 31, 2005. We used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates and the period close risk free interest rate for the instruments remaining contractual life. The Securities Purchase Agreement as described above, upon conversion of notes, will trigger the anti-dilution provisions in our Series A convertible preferred stock and Series B convertible preferred stock. Both the Series A and Series B preferred stock will be convertible into additional shares of common stock.

         As of December 31, 2005, we had cash balances and working capital deficit of $868,363 and $670,083, respectively and total stockholders' deficit of $3,410,241. At March 21, 2006, we had approximately $600,000 in cash balances (unaudited).

         We estimate that we will require additional cash resources in 2006, based upon our current operating plans and condition. We are currently investigating financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions acceptable to us. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and our ability to roll out our BioScanIR(R) system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

         Operations used cash of $3,509,807 for the year ended December 31, 2005 compared to $4,427,238 used for the year ended December 31, 2004 as we further developed our technology for commercialization and in support of clinical trials, technical and administrative staff and expenses.

         The BioScanIR(R) system has received FDA Section 510(k) clearance permitting its sale in the US, and CE mark approval permitting its sale in Europe. We have designed and implemented manufacturing systems and procedures to be ISO 9000, FDA CFR 21 and EC MDD Directive 93/42 EEC compliant. We estimate that our build cycle approximates 120 days from the date of receipt of a firm order to shipment date.

         We continue to further improve our system for our target end-market applications based upon pilot site feedback. Current systems production is driven by our need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold or leased at some time in the future. We will build and deploy these units to the extent that they advance our product development and validation efforts and our drive to commercialization. On November 1, 2005, we delivered the new cancer therapy monitoring configuration of our BioScanIR(R) System to the Cleveland Clinic for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. In the 1sr quarter of 2006, we entered into a pilot site agreement with Yale University School of Medicine ("Yale"). Yale will begin to conduct clinical trials using our BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale will use our BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo, then monitoring the healing process of the transplanted flaps. The clinical trial at Yale will build upon earlier work done at the University of Geneva in reconstructive surgery. As of December 31, 2005, we had three fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

         We have committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $564,000 (478,000 euros) as of December 31, 2005. These systems and components utilize QWIP technology, for which we are the exclusive licensee.

         We do not currently have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recently Issued Accounting Pronouncements

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We do not expect that adoption of FIN 47 will have a significant effect on its condensed financial position or results of operations.

         In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material effect on its condensed financial position or results of operations.

         In June 2005, the EITF reached consensus on Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Specifically, Statement 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. The adoption of the Issue may have an impact on our financial position and its results of operations in future periods. upon issuance of new and currently outstanding convertible securities.

         In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on our condensed financial position or results of operations.

         In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.", which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated dept instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of the Issues may have a material effect on our consolidated financial position or results of operations in future periods.

          In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.


                                  RISK FACTORS

         In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

              RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

We have incurred losses in past and have a limited operating history on which to base an evaluation of our prospects, which can have a detrimental effect on the long-term capital appreciation of our stock.

         We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and evolving markets. These risks include acceptance by physicians, researchers, technicians and patients in an evolving and unpredictable business environment, the lack of a well-developed brand identity and the ability to bring products to market on a timely basis. For the years ended December 31, 2005 and 2004, we had net losses attributable to common stockholders of $7,436,576 and $5,093,270, respectively. We cannot give any assurance that we will ever generate significant revenue or have profits. In addition, we anticipate that we may require additional capital commitments during 2006 and 2007 to sustain our operations. This could have a detrimental effect on the long-term capital appreciation of our stock.

We are dependent on our technology license agreements with third parties which require us to satisfy obligations to keep them effective, and if these agreements are terminated, our technology and our business would be seriously and adversely affected.

         We have entered into important, long-term license agreements with the California Institute of Technology and Michael Anbar, Ph.D. to incorporate their proprietary technologies into our BioScanIR(R) system. These license agreements require us to, in some cases, pay minimum royalties and satisfy other conditions. We cannot give any assurance that sales of products incorporating these technologies will be sufficient to recover the amount of third-party payments. Failure by us to satisfy our obligations under these agreements may result in modification of the terms or early termination of the respective agreement, which would have a serious adverse effect on us. We expect that we will be dependent on these licensors for the foreseeable future.

We rely entirely on outside manufacturers for our key components and cannot guarantee that they will not have prolonged supply shortages, resulting in our inability to timely satisfy customer orders.

         All of the infrared cameras and other key components utilized in our BioScanIR(R) system are manufactured by outside companies. Our ability to enter new markets and sustain satisfactory levels of sales in each market will depend in significant part upon the ability of these companies to manufacture the components for introduction into our markets. We cannot give any assurance that we will be successful in entering into agreements with all of the manufacturers to maintain a constant supply of our key components. In addition, once we enter into manufacturing contracts, we face the possibility that the contracts will not be extended or replaced. This could result in our inability to timely satisfy customer orders, and cause us to possibly lose business to alternative providers of diagnostic scanning devices.

We have not fully developed an effective internal sales force to market and sell the BioScanIR(R) system, and if we are unsuccessful, our overall growth will be hampered.

         We have limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities necessary to market our BioScanIR(R) system. Our ability to generate revenue from the licensing of our BioScanIR(R) system will be dependent upon, among other things, our ability to manage an effective internal direct sales force. We will need to develop a sales force and a marketing group with technical expertise to coordinate marketing efforts with strategic partners. In addition, we cannot give any assurance that we will be able to market our products or services effectively through an internal direct sales force, independent sales representatives, through arrangements with an outside sales force or through strategic partners, which could hamper our overall growth.

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

Existing and newly-developed technologies may compete with our BioScanIR(R) system, potentially making BioScanIR(R) less attractive to prospective customers and resulting in it becoming no longer in demand.

         We are not aware of any devices currently on the market which will be capable of competing directly with our BioScanIR(R) system, although several new companies are developing technologies aimed at the same market niche as the BioScanIR(R) system, and there may be others of which we are unaware. Our potential competitors may succeed in developing products that are more effective or less costly (or both) than our products, and such competitors may also prove to be more successful than us in manufacturing, marketing and sales. Some of our potential competitors may be large, well-financed and established companies that have greater resources and, therefore, may be better able than us to compete for a share of the market even in areas in which we may have superior technology. We also compete with existing diagnostic alternatives, most notably x-ray mammography, CT, MRI and PET. Significant barriers to our success are posed by these existing alternatives. See "Business -- Competition and Industry."

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

         Whether a medical procedure involving a medical device is covered by a third-party payor can significantly influence the marketability of that device. Medicare, the federal health insurance program for the aged and disabled, is the single largest third-party payor. Medicare coverage decisions frequently influence private third-party payors. Medicare covers medically necessary therapies, surgery and diagnostic tests. By contrast, Medicare generally does not cover screening tests. However, it does cover a few expressly delineated screening procedures or tests. Thus, by way of example, Medicare covers screening pap smears, screening pelvic examinations, screening tests for early detection of prostate cancer, screening for colorectal cancer and screening mammography for early detection of breast cancer. With respect to breast cancer, mammography is the only screening technique covered by Medicare and the amount of that coverage is set by a free schedule or by the Outpatient Prospective Payment System, depending on where the test is performed.

Effective April 1, 2005, we received a temporary reimbursement code. We will seek permanent Medicare coverage of our system for treatment and diagnosis. The coverage process is lengthy, complex and the results are uncertain and could vary geographically.

         Even if BioScanIR(R) were to be covered by Medicare on a permanent basis, the amounts of those payments can be changed by legislative or regulatory actions and by determinations of the fiscal agents for the program. In addition, private payors and the states, under their Medicaid programs for the poor, increasingly are demanding or imposing discounted fee structures. Efforts to impose greater discounts and more stringent cost controls by third-party payors and healthcare providers are expected to continue. Even if Medicare and other third-party payors were to cover procedures involving BioScanIR(R), we cannot be certain that the reimbursement levels will be adequate. We will be seeking a higher level of reimbursement than we received effective April 1, 2005. Our BioScanIR(R) test, like many new medical technologies, does not have sufficient data to determine exactly what APC is appropriate for this service. For this reason, the Center for Medicare and Medicaid Services (CMS) established "New Technology APCs" in 2002. Assignment to a New Technology APC is temporary and last only until enough data is collected to move the service to an established APC. Although there is not preordained period of time, typically this occurs within 36 months of the original assignment.

We purchase infrared camera components in Euros, and therefore our cost of goods and operating margins may be adversely affected by currency fluctuations and result in exchange losses.

         We purchase infrared camera components from AEG Infrarot-Module GmbH, a German company, in Euros, which is the prevailing currency of Europe, rather than in U.S. dollars. In fiscal 2003, we paid approximately 44,000 Euros (or $51,583 at then current exchange rates) for camera systems from this supplier. As of December 31, 2005, we committed to purchase approximately 478,000 Euros (or $564,000 at current exchange rates) of camera components from this supplier this year. Accordingly, exchange rate fluctuations in the Euro relative to the U.S. dollar could affect our cost of goods and operating margins and could result in exchange losses. In fiscal 2003, we incurred a small loss resulting from foreign currency transactions, and this loss can be expected to increase with larger component orders. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates. Our results of operations will be adversely affected if we are unable to mitigate the effects of currency fluctuations in the future.

If we fail to enter into strategic alliances with large pharmaceutical companies, research foundations or government agencies, our business may grow slower than anticipated.

         In addition to our direct marketing efforts, we are pursuing strategic alliances with large pharmaceutical companies, as well as research foundations and government agencies, that have a significant presence in our target markets, can introduce BioScanIR(R) as an accepted technology to industry participants and can bear a portion of the expenses associated with the sales and marketing of our technology. However, we have not yet and we cannot be certain that we will ever enter into any definitive strategic alliance with these companies, foundations and agencies, or that any future strategic alliance will be on terms and conditions that will enable us to generate profits. If we are unsuccessful in obtaining one or more strategic alliances, our business may grow slower than anticipated, and our results of operations may suffer.

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

Our Officers and Directors may in the future own enough shares to control shareholder vote in our Company which could limit the rights of existing or future shareholders.

         Our executive officers and directors own approximately 48.3% of the outstanding common stock. As a result, these executive officers and directors may in the future control the vote on matters that require stockholder approval such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, affecting a stock split, amending our Certificate of Incorporation or other material corporate actions.

We currently are the subject of a legal proceeding with our former chief financial officer. If we are not successful in defending this proceeding, we may be required to pay him alleged deferred salary and issue him stock options. No assurances can be given that we will prevail in our defense or that we will have sufficient funds to pay the judgment against us.

         On March 28, 2003, our former Chief Financial Officer filed a declaratory judgment action against us in the US District Court for the District of New Jersey. The complaint alleges that while serving as both a director and CFO, he was awarded 2,538,324 stock options and he is seeking specific determination that he is entitled to these options, as well as approximately $462,000 in deferred salary. On July 23, 2004, the Court granted, in part, our motion to dismiss related to the 2,501,328 stock options, which expired in April 2005, as unripe for adjudication. The Court did find that a justiciable dispute with respect to 36,966 stock options which expired on April 1, 2004. In addition, on February 15, 2005, we moved for partial summary judgment on our former CFO's deferred compensation claim, which was denied by the Court, but we are allowed to renew said motion at the close of discovery.

         Although we are in settlement discussions with our former CFO, no assurance can be given that we will prevail in our defense or that we will have sufficient funds to pay any judgment against us to our former CFO.

                       RISKS RELATING TO OUR COMMON STOCK

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         o that a broker or dealer approve a person's account for transactions in penny stocks; and

         o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

         o obtain financial information and investment experience objectives of the person; and

         o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

         o sets forth the basis on which the broker or dealer made the suitability determination; and

         o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

OUR CORPORATE CHARTER CONTAINS AUTHORIZED, UNISSUED "BLANK CHECK" PREFERRED STOCK WHICH CAN BE ISSUED WITHOUT STOCKHOLDER APPROVAL WITH THE EFFECT OF DILUTING THEN CURRENT STOCKHOLDER INTERESTS.

         Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. Of the preferred stock, 3,000,000 shares have been designated as series A preferred stock and 7,000,0000 shares have been designated as series B preferred stock. As of March 21, 2006, we have 1,851,423 shares of series A preferred stock and 1,369,669 shares of series B preferred stock convertible. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

               RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         As of March 21, 2006, we had 33,409,772 shares of common stock issued and 30,732,772 outstanding, secured convertible notes outstanding that may be converted into an estimated 16,666,666 shares of common stock at current market prices and outstanding warrants to purchase 2,000,000 shares of common stock. Additionally, we have an obligation to sell secured convertible notes that may be converted into an estimated 16,666,666 shares of common stock at current market prices and issue warrants to purchase 2,000,000 shares of common stock in the near future. As of March 21, 2006, there were 1,851,523 shares of series A preferred stock convertible into 4,739,643 shares of common stock and 1,369,669 shares of series B preferred stock convertible into 1,753,176 shares of common stock issued and outstanding. Further, as of March 21, 2006, we have the following shares of our common stock underlying outstanding securities: (i) 8,501,493 shares underlying options issued pursuant to our 1998 and 2005 stock option plans, (ii) 7,443,086 shares underlying stock purchase warrants, and In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

         Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our $4,000,000 secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of March 21, 2006 of $0.20.

% Below Market   Price Per Share   Discount of 40%   Number of Shares Issuable
--------------   ---------------   ---------------   -------------------------
      25%              $.150             $.0900               44,444,444
      50%              $.100             $.0600               66,666,667
      75%              $.050             $.0300              133,333,333

         As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. We amended our Articles of Incorporation to increase our authorized shares of common stock from 50,000,000 to 200,000,000.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES MAY HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

         The secured convertible notes are convertible into shares of our common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

         The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IN THE EVENT THAT OUR STOCK PRICE DECLINES, THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE SECURED CONVERTIBLE NOTES MAY NOT BE ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES AND FURTHER AMEND OUR ARTICLES OF INCORPORATION TO INCREASE OUR AUTHORIZED SHARES OF COMMON STOCK. IF THE SHARES WE HAVE ALLOCATED ARE NOT ADEQUATE AND WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS IN CONNECTION THEREWITH.

         Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we have allocated 70,666,668 shares to cover the conversion of the secured convertible notes. In the event that our stock price decreases, the shares of common stock we intend to allocate for conversion of the secured convertible notes may not be adequate. If the shares we have allocated are not adequate and we are required to file an additional registration statement and further amend our Articles of Incorporation to increase our authorized shares of common stock, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

         In November 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $4,000,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $2,000,000 secured convertible notes outstanding, the investors are obligated to purchase additional secured convertible notes in the aggregate of $2,000,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITIES PURCHASE AGREEMENT, SECURED CONVERTIBLE NOTES, WARRANTS, SECURITY AGREEMENT OR INTELLECTUAL PROPERTY SECURITY AGREEMENT, THE INVESTORS COULD TAKE POSSESSION OF ALL OUR

GOODS, INVENTORY, CONTRACTUAL RIGHTS AND GENERAL INTANGIBLES, RECEIVABLES, DOCUMENTS, INSTRUMENTS, CHATTEL PAPER, AND INTELLECTUAL PROPERTY.

         In connection with the Securities Purchase Agreements we entered into in November 2005, we executed a Security Agreement and an Intellectual Property Security Agreement in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements and Intellectual Property Security Agreements state that if an even of default occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreements or Intellectual Property Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

DUE TO THE INDETERMINATE NUMBER OF COMMON SHARES WHICH WE MAY BE REQUIRED TO ISSUE UNDERLYING OUR SECURED CONVERTIBLE NOTES, AND OUR PREVIOUSLY ISSUED CONVERTIBLE INSTRUMENTS, SUCH AS OUR SERIES A AND B CONVERTIBLE PREFERRED STOCK, WARRANTS AND STOCK OPTIONS, WE MAY NOT HAVE ENOUGH AUTHORIZED COMMON SHARES TO HONOR CONVERSION REQUESTS FOR OUR SECURED CONVERTIBLE NOTES OR SELL EQUITY SECURITIES IN FUTURE PERIODS.

         In November 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $4,000,000 principal amount of secured convertible notes. The agreement provides that the conversion price of the notes is equal to a 40% discount to the average of the three lowest prices our common stock during the 20 day trading period prior to conversion of the notes. At the present time, the number of shares of common stock that we may need to issue, pursuant to this provision of the agreement, is indeterminate. The potential effect of this provision could cause us not to have enough shares of common stock to honor conversion requests for the notes and our previously issued convertible instruments, such as our Series A and B Convertible Preferred Stock, warrants and stock options, or have the ability to sell equity securities in future periods.

WE ARE REQUIRED TO PAY LIQUIDATED DAMAGES PURSUANT TO OUR NOVEMBER 2005 REGISTRATION RIGHTS AGREEMENT AS A RESULT OF OUR FAILURE TO HAVE A REGISTRATION STATEMENT DECLARED EFFECTIVE PRIOR TO MARCH 14, 2006, AND THE PAYMENT OF LIQUIDATED DAMAGES WILL RESULT IN DEPLETING OUR WORKING CAPITAL AND WE MAY BE REQUIRED TO SEEK ADDITIONAL FUNDING TO SATISFY SUCH PAYMENT.

         Pursuant to the terms of our registration rights agreement entered into in connection with our November 2005 securities purchase agreement, if we did not have a registration statement registering the shares underlying the secured convertible notes and warrants declared effective on or before March 14, 2006, we are obligated to pay liquidated damages in the amount of 2.0% per month of the face amount of the issued and outstanding secured convertible notes, which equals $40,000, until the registration statement is declared effective. For example, if we are required to pay liquidated damages for one month on April 14, 2006, we will be required to pay $40,000 (2.0% of the $2,000,000 of secured convertible notes outstanding on April 14, 2006). As of the date hereof, the investors have not demanded payment of the liquidated damages. The payment of liquidated damages will result in depleting our working capital and we may be required to seek additional funding to satisfy such payment.

         Item 7. Financial Statements.

         The response to this item is submitted as a separate section of this Report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 8A. Controls and Procedures.

Evaluation of Our Disclosure Controls and Internal Controls

         As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were not designed and are not effective in ensuring that we can record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

         Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2007. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the years ended December 31, 2005 and 2004, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

         In 2005, we identified material weaknesses in the accounting and reporting of complex transactions. Also, there is a lack of the necessary corporate accounting resources to realign and cross-train other current personnel. This has led to dependence on our Controller, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting. During fiscal 2005, to help correct this deficiency, we hired an outside consulting firm to assist with internal control procedure documentation for Sarbanes-Oxley compliance. With our limited resources, it would be difficult to hire additional competent personnel to assist in the segregation of duties. We have implemented internal control procedures such as dual approval procedures at the CEO and Controller level, as well as requiring approvals for purchases by two authorized signers and check signatories from the CEO and/or Controller plus, in the absence of the CEO and Controller, another department head, to help prevent error and fraud.

         We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.

         Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth information about our executive officers, key employees and directors as of March 21, 2006, several of whom joined us following the closing of the recapitalization transaction in December 2003 and several of whom previously served as executive officers or directors of privately-held OmniCorder.


Name                            Age   Position
-----------------------------   ---   ------------------------------------------------
Denis A. O'Connor               53    Director and President and Chief Executive Officer

Robert P. Ellis                 55    Senior Vice President, Business Development

Marek Pawlowski, Ph.D.          57    Vice President - Product Development

Kevin J. Healy                  44    General Counsel

Celia I. Schiffner              50    Controller

Joseph T. Casey                 74    Director

Michael A. Davis, M.D., D.Sc.   63    Director

Mark A. Fauci                   46    Director

Anthony A. Lombardo             58    Director

Jed Schutz                      46    Director

William J. Wagner               55    Director

         The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

         Denis A. O'Connor - President and Chief Executive Officer and Director. Mr. O'Connor joined us on March 23, 2005 as President and Chief Executive Officer and as a member of our Board of Directors and Executive Committee of the Board of Directors. Mr. O'Connor recently resigned from DOBI Medical International, Inc., a publicly-traded company focused on breast imaging technology, where he was responsible for the commercial leadership of the business. He had joined DOBI Medical in December 2003 as Senior Vice President - Sales and Marketing. On February 28, 2005, Mr. O'Connor tendered his resignation as DOBI Medical's Senior Vice President, Sales, Marketing and Service, effective March 11, 2005. Mr. O'Connor has held senior management positions at Philips Medical Systems, Sony Medical Systems and Lockheed Martin Medical Systems. From March 1997 to June 2000, Mr. O'Connor was President and Chief Executive Officer of Life Imaging Systems, Inc. From July 2000 to May 2003, Mr. O'Connor was Chairman and Chief Executive Officer of Advanced Imaging Technologies, Inc., a medical imaging company. Mr. O'Connor received an M.B.A. from New York University's Stern School of Business and a B.S. in Computer Science and Business Administration from the City College of New York. He is also a graduate of Columbia University School of Radiological Technology, from which he received his certification in Radiologic Technology.

         Robert P. Ellis - Senior Vice President - Business Development. Mr. Ellis joined our company in January 2006. Prior to joining Advanced BioPhotonics Inc., since March 2005, Mr. Ellis had been Vice President of Marketing, Sales and Service of DOBI

Medical International, Inc., a publicly traded company specializing in breast imaging technology. From January 2004 to July 2005 he was the Director of Business Development at DOBI Medical. From December 2001 to January 2004 he served as General Manager of Business Development at Sony Electronics supporting Medical, Education, and Security Business Application Systems. From 1996 to 2001 he served as the General Manager of Sales and Marketing for the Sony Medical Systems Group.

         Marek Pawlowski, Ph.D. - Vice President - Product Development. Dr. Pawlowski has worked with our company since November 2002. He became our Vice President -- Product Development on December 19, 2003. Dr. Pawlowski has 20 years of medical device development experience. Dr. Pawlowski's responsibilities include the commercialization of technology through market launch. He has held senior product development or research and development positions at Viatronix, Inc. (April 2001 to July 2002); RTS Wireless/Aether Systems, Inc. (March 2000 to April 2001); Veeco Instruments, Inc. (August 1998 to March 2000); Neuromedical Systems, Inc. (December 1995 to August 1998); and Medical Systems Corp. (August 1991 to November 1995). From July to November 2002, Dr. Pawlowski was an independent consultant. Dr. Pawlowski holds a Ph.D. in Technical Sciences, Warsaw University of Technology, Warsaw, Poland, and completed postgraduate work in statistics, linear algebra, digital filters and signal processing.

         Kevin J. Healy - General Counsel. Mr. Healy joined our company in June 2005 as General Counsel. Mr. Healy had been Corporate Counsel to Vishay Intertechnology's General Semiconductor Division since November 2001. From November 1997 to November 2001 he was with General Semiconductor, Inc., where he served as Assistant General Counsel handling all corporate legal matters. Mr. Healy holds a Master of Business Administration from Dowling College School of Business, a Juris Doctor from St. John's University School of Law and a B.A. degree from University at Albany. Mr. Healy is admitted to the New Jersey Bar, the District of Columbia Bar, and the United States District Court, District of New Jersey.

         Celia I. Schiffner - Controller. Ms. Schiffner joined our company in April 2004 as the Controller. Ms. Schiffner has over 20 years of accounting experience in technology, retail and not-for-profit. Most recently, from January 2001 to March 2004, Ms. Schiffner served as C.F.O. and Treasurer of VillageWorld.com where she helped her former employer complete a reverse merger. For more than three years prior to holding that position, she was the Controller of Montauk Rug and Carpet Corporation. Ms. Schiffner holds a B.A. degree in Accounting from St Joseph's College.

         Joseph T. Casey - Director. Mr. Casey became a member of our Board of Directors in January 2004. Mr. Casey retired as Vice Chairman and Chief Financial Officer of Litton Industries, Inc., an aerospace and defense company, in March 1994, and had held various positions at Litton Industries beginning in October 1963. Mr. Casey served as Vice Chairman, Chief Financial Officer and Director of Western Atlas Inc., a global supplier of oilfield information services and industrial automation systems with annual revenues of more than $2.5 billion, from March 1994 until August 1996. He was a director of Pressure Systems, Inc. from October 1997 through September 2004, a director and member of the Audit and Compliance Committee of UNOVA, Inc. from September 1998 through May 2005, and a director of Baker Hughes Incorporated from 1996 through 2003. Mr. Casey has been a member of the Board of Trustees of Claremont McKenna College since 1988 and of the Don Bosco Technical Institute since 1972. He has also been a member of the Board of Overseers of the Center for Russia and Asia of the Rand Corporation since 1997. Mr. Casey received a B.S. degree from Fordham University and is a licensed certified public accountant in New York and New Jersey.

         Michael A. Davis, M.D., D.Sc. - Director. Dr. Davis has been a member of our Board of Directors since December 14, 2004 and is also the Chairman of the Executive Committee of the Board of Directors. From 1995 until December 2004, Dr. Davis served as a Director of E-Z-EM, Inc., a leader in the design, manufacture and marketing of contrast media for gastrointestinal tract radiology, and has been its Medical Director since 1994 and was its Technical Director from 1997 to 2000. Since December 2004, Dr. Davis has been a Director Emeritus of E-Z-EM, Inc. Dr. Davis was a Visiting Professor of Radiology at Harvard Medical School and Visiting Scientist in Radiology at Massachusetts General Hospital in 2002 and 2003. He has also served as Senior Vice President and Chief Medical Officer of MedEView, Inc., a radiology informatics company, from 2002 to 2003. He was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center, from 1980 to 2002. During 1999, he also served as the President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc. and its wholly-owned subsidiary, Amerimmune, Inc., which were involved in pharmaceutical research, and served as a director there from 1999 to 2003. Dr. Davis is also a director of MacroChem Corp., a publicly-traded specialty pharmaceutical company.

         Mark A. Fauci - Director. Mr. Fauci has served as a director since privately-held OmniCorder's incorporation in 1997. He served as our President and Chief Executive Officer since privately-held OmniCorder's incorporation until December 2004. In March 2005, Mr. Fauci signed a two year consulting agreement with our company. Prior to 1997, Mr. Fauci served in a variety of roles at Reuters Health Information Services, a Reuters-owned, start-up company based in New York. Among his roles at Reuters, Mr. Fauci headed New Business Development, and was responsible for building strategic relationships in the United States and Europe, developing strategic technical business plans and exploring commercial applications of technology developed in private and government research laboratories. Before joining Reuters, Mr. Fauci served as President of E.C.A., Inc., a consulting firm specializing in the field of computer-aided design and digital-imaging systems. In the seven prior years, he was an engineer at Standard Microsystems Corporation and General Instruments. His work at these companies included research, development and the manufacture of application specific integrated circuits utilizing the same manufacturing processes now employed in the manufacturing of state-of-the-art infrared imaging sensors. Mr. Fauci received a B.S. degree in Science from the State University of New York at Stony Brook and an M.B.A. degree from Dowling College.

         Anthony A. Lombardo - Director. Mr. Lombardo had been a director of privately-held OmniCorder since August 2003, and became a member of our Board of Directors in January 2004. Mr. Lombardo is a member of the Executive Committee of our Board of Directors. Mr. Lombardo is an executive with more than 30 years of experience in the medical device industry and related industries. Since April 2000, he has been the President and Chief Executive Officer of E-Z-EM Inc., a company focused on the contrast market for gastrointestinal imaging. From 1998 to 1999, he was the President of ALI Imaging Systems Inc., a full-service provider of radiology information and image management systems. From 1996 to 1998, Mr. Lombardo was the General Manager of the Integrated Imaging Solutions division of General Electric Medical Systems. He also headed divisions of Loral/Lockheed Martin Corp. from 1994 to 1996, Sony Corporation from 1990 to 1994 and Philips Medical Systems from 1979 to 1990. Mr. Lombardo received a B.S. degree in Biology from St. Francis College and an M.S. degree in Physiology from Duquesne University.

         Jed Schutz - Director. Mr. Schutz had been a director of privately-held OmniCorder since December 2002, and became a member of our Board of Directors on December 19, 2003. Mr. Schutz is a member of the Executive Committee of the Board of Directors. For more than the past five years, Mr. Schutz has been a private investor and advisor to emerging technology companies, as well as a real estate developer. He is the Chairman of the Board of Campusfood.com, Inc., a company in the online food ordering business. He also currently serves as a director of Greenshoe, Inc., an alternative electronic payments company. He served as a director from 1993 to 1999, and for one year as Chairman of the Board, of FRM Nexus, a publicly-held company engaged primarily in medical financing. Mr. Schutz received a B.S. degree in biology from Duke University and a post-graduate Certificate in Business from New York University.

         William J. Wagner - Director. Mr. Wagner became a member of our Board of Directors in January 2004. Mr. Wagner is a member of the Executive Committee of the Board of Directors. Mr. Wagner has been a Managing Director of Dauk/Wagner Investments, LLC, a private investment firm focused primarily on early-stage companies, since 1994. Prior to then, Mr. Wagner was a Managing Director and Co-Head of the Mergers & Acquisitions Group at Smith Barney from 1980 to 1993. Mr. Wagner received an M.B.A. degree from Wharton Graduate School of Business and a B.S. degree from the University of Pennsylvania.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. A majority of our directors are considered "independent" under the SEC's new independence standards. Officers are elected annually by the board of directors and serve at the discretion of the board.

Committees of the Board

         Audit Committee. The Board has an Audit Committee comprised of two non-employee directors, Messrs. Wagner and Casey (Chairman). Each member of the Audit Committee is independent as defined in Section 121(A) of the American Stock Exchange's listing standards. The Board of Directors has determined that each of Messrs. Wagner and Casey qualifies as an "audit committee financial expert." The Audit Committee functions pursuant to a written Charter which was adopted by the Board in January 2004. The Audit Committee has such powers as may be assigned to it by the Board from time to time. The Audit Committee is currently charged with, among other things:

         o recommending to the Board of Directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

         o the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

         o establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

         o approving the scope of the financial audit;

         o requiring the rotation of the lead audit partner;

         o consulting regarding the completeness of our financial statements;

         o reviewing changes in accounting principles;

         o reviewing the audit plan and results of the auditing engagement with our independent auditors and with our officers;

         o reviewing with our officers, the scope and nature and adequacy of our internal accounting and other internal controls over financial reporting and disclosure controls and procedures;

         o reviewing the adequacy of the Audit Committee Charter at least annually;

         o meeting with our internal auditor on a regular basis;

         o performing an internal evaluation of the Audit Committee on an annual basis; and

         o reporting to the Board of Directors on the Audit Committee's activities, conclusions and recommendations.

         The Audit Committee conducted eight formal meetings and conferred on an informal basis on numerous occasions in 2005.

         Compensation Committee. The Board has a Compensation Committee was comprised of three non-employee directors, Messrs. Lombardo (Chairman), Loy and Schutz. However, Mr. Loy resigned as a member of our board of directors and as a member of our Compensation Committee effective as of December 31, 2005. Each member of the Compensation Committee is independent as defined in Section 121(A) of the American Stock Exchange's listing standards. The Compensation Committee functions pursuant to a written Charter which was adopted by the Board in January 2004. The Compensation Committee has such powers as may be assigned to it by the Board from time to time. It is currently charged with, among other things, assisting the Board in:

         o approving and evaluating the compensation of directors and executive officers;

         o establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our stockholders;

         o establishing policies to hire and retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our stockholders;

         o together with management, surveying the amount and types of executive compensation paid by comparable companies, and engaging consultants as necessary to assist them;

         o periodically reviewing corporate goals and objectives relevant to executive compensation and making recommendations to the Board for changes;

         o assisting management in evaluating each executive officer's performance in light of corporate goals and objectives, and recommending to the Board (for approval by the independent directors) the executive officers' compensation levels based on this evaluation;

         o overseeing our stock option plan or other stock-based plans with respect to our executive officers and employee Board members, who are subject to the short-swing profit restrictions of Section 16 of the Securities Exchange Act of 1934, as amended;

         o reviewing the overall performance of our employee benefit plans and making recommendations to the Board regarding incentive-compensation plans and equity-based plans;

         o together with the Nominations and Governance Committee, reviewing and making recommendations to the independent directors of the Board regarding the form and amount of director compensation;

         o ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the Board; and

         o producing an annual report on executive compensation for inclusion in our proxy statement.

         In general, the Compensation Committee formulates and recommends compensation policies for Board approval, oversees and implements these Board-approved policies, and keeps the Board apprised of its activities on a regular basis. In addition, the Compensation Committee together with the Nominations and Governance Committee, develops criteria to assist the Board's assessment of the Chief Executive Officer's leadership of our company.

         The Compensation Committee conducted three formal meetings and met and conferred on an informal basis on numerous occasions in 2005.

         Nominations and Governance Committee. The Board has a Nominations and Governance Committee which was comprised of three non-employee directors, Messrs. Lisa (Chairman), Benedict and Vietor. Effective December 31, 2005, all three of these directors voluntarily resigned their positions from our Board of Directors pursuant to our long term strategic plan to reorganize and restructure our Board of Directors reducing its size to seven members. At the March 13, 2006 Board meeting, the board of directors appointed Dr. Michael Davis (Chairman) and Mr. Joseph Casey to serve on this committee. Each member of the Nominations and Governance Committee is independent as defined in Section 121(A) of the American Stock Exchange's listing standards. The Nominations and Governance Committee functions pursuant to a written Charter which was adopted by the Board in January 2004. The Nominations and Governance Committee has such powers as may be assigned to it by the Board from time to time. It is currently charged with, among other things, assisting the Board in:

         o identifying individuals qualified to become Board members and recommending that the Board select a group of director nominees for each next annual meeting of our stockholders;

         o ensuring that the Audit, Compensation and Nominations and Governance Committees of the Board shall have the benefit of qualified and experienced "independent" directors;

         o developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the Board any changes deemed appropriate;

         o periodically reviewing the charters of all Board committees and recommending to the committees and Board any changes deemed appropriate;

         o developing policies on the size and composition of the Board;

         o conducting annual evaluations of the performance of the Board, committees of the Board and individual directors;

         o reviewing conflicts of interest and the independence status of directors;

         o together with the Compensation Committee, reviewing and making recommendations to the independent directors of the Board regarding the form and amount of director compensation;

         o reviewing the structure of our senior staffing and management succession plans with the Chief Executive Officer;

         o together with the Compensation Committee, developing criteria to assist the Board's assessment of the Chief Executive Officer's leadership of our company; and

         o generally advising the Board (as a whole) on corporate governance matters.

         The Corporate Governance/Nominating Committee did not conduct any formal meetings in 2005 but met and conferred on an informal basis on numerous occasions during the year.

         The Nominations and Governance Committee is responsible for evaluating potential candidates to serve on our Board of Directors, and for selecting nominees to be presented for election to the Board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Nominations and Governance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the Board at that point in time. Among the factors considered by the Nominations and Governance Committee in considering a potential nominee are the following:

         o the nominee's independence;

         o the nominee's relevant professional skills and depth of business experience;

         o the nominee's character, judgment and personal and professional integrity;

         o the nominee's ability to read and understand financial statements;

         o the nominee's willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the Board;

         o the nominee's qualifications for membership on certain committees of the Board;

         o any potential conflicts of interest involving the nominee; and

         o the make up and diversity of our existing Board.

         In identifying potential candidates for the Board, the Committee relies on recommendations from a number of possible sources, including current directors. The Nominations and Governance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the Board.

         Executive Committee. We had established an executive committee of the board of directors, which consists of Michael A. Davis, M.D., D.Sc., (Chairman), Denis A. O'Connor, Anthony A. Lombardo, Jed Schutz and William J. Wagner. The purpose of the executive committee was to concentrate on strategic initiatives and opportunities to maximize the commercial prospects of our functional medical imaging technology in drug discovery, cancer therapy monitoring, surgery, and screening and diagnostics.

         The Executive Committee met and conferred, both on a formal and informal basis, on approximately a weekly basis since it was formed in 2005. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with our long term strategic plan to reorganize and restructure our Board.

Director Compensation

         Each member of our board of directors received a grant of stock options for his 2004 year of service. On February 14, 2005, each director was granted stock options to purchase 30,000 shares of our Common Stock at an exercise price of $1.00 per share vesting over three years from our 1998 Stock Option Plan and a stock option grant to purchase 30,000 shares of our common stock at an exercise price of $1.00 per share vesting over three years from the 2005 Incentive Compensation Plan. Additionally, members of the Executive Committee of the Board of Directors each received a grant of stock options to purchase 15,000 shares of our common stock at an exercise price of $1.00 per share vesting over three years from the 1998 Plan and a grant of stock options to purchase 15,000 shares of our common stock at an exercise price of $1.00 per share vesting over three years from the 2005 Plan. The Chairman of the Executive Committee received an additional grant of 5,000 stock options from the 1998 Plan and 5,000 stock options from the 2005 Plan with the same vesting terms. The 2005 Plan was approved by our stockholders on June 7, 2005 at our 2005 annual meeting of stockholders.

         On March 7, 2005 the Board of Directors approved a grant of options to purchase 30,000 shares of our common stock to each of our outside directors. The options are exercisable at $1.00 per share and vest in equal installments over three years. In addition, the Board of Directors approved a grant of 30,000 shares of restricted common stock to each outside director. These restricted shares may not be sold for two years following the date of grant. The Board of Directors also approved a grant of options to purchase 30,000 shares of our common stock to each member of the Executive Committee of the Board of Directors. These options are exercisable at $1.00 per share and vest in equal installments over three years. The Chairman of the Executive Committee received an additional grant of options to purchase 10,000 shares of common stock at an exercise price of $1.00 per share. Each grant of options and restricted shares was made to each person for their service to our company during 2004 and 2005, and were made under our 2005 Incentive Compensation Plan, which was approved by our stockholders on June 7, 2005 at our 2005 annual meeting of stockholders. When originally granted, these options vest in equal installments over three years. On October 26, 2005, the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of approximately 2.9 million stock options outstanding under the Company's stock plans and granted 1,000,000 options to our President which vest immediately. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the accelerated and immediate vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $1.6 million (approximately $900,000 of which relates to options held by the President of the Company).

         On March 14, 2006 the Company granted 30,000 stock options to purchase 30,000 shares of its common stock from its 2005 Incentive Plan to each of its outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to the Company for the first nine months of 2006. These 10 year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from the Company's 2005 Incentive Plan for their service to the Company in 2006. The 10 year stock options vest immediately and have an exercise price of $0.24 per share. The Company's audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of its common stock at an exercise price of $0.24 per share from the Company's 2005 Incentive Plan.

         In 2005, the Chairman of the Executive Committee of the Board of Directors earned $95,000 paid to Synergy Consulting Group (an entity which the Chairman controls) for his service to the Company. Effective December 31, 2005, the Executive Committee was disbanded in keeping with the long term strategic plan to reorganize and restructure our Board.

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

Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2005, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, we believe that during the year ended December 31, 2005, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

         The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended December 31, 2005, 2004 and 2003 to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer at December 31, 2005.

                           Summary Compensation Table


                                                        Annual                  Long-term
                                                     Compensation             Compensation
                                                ----------------------- --------------------------
                                                                           Awards       Payouts
                                                                        -------------- -----------
                                                                         Securities
                                                                         Underlying       LTIP        All Other
                                       Fiscal     Salary       Bonus      Options/      Payouts      Compensation
Name and Principal Position             Year        ($)         ($)       SARs (#)        ($)            ($)
------------------------------------- --------- ------------ ---------- -------------- ----------- -----------------
Denis A. O'Connor
President & CEO (1)                     2005        171,000      --       2,677,000        --           27,500

Mihai Dimancescu                        2005        149,000      --          20,000        --             --
Vice President - Medical                2004        164,000      --          22,500        --             --
Affairs                                 2003           --        --            --          --             --

Marek Pawlowski, Ph.D                   2005        112,600      --          10,000        --             --
Vice President - Product                2004        103,000      --            --          --             --
Development                             2003         85,000      --           8,728        --             --

Anne Marie Fields                       2005         53,500      --          15,000        --             --
Vice President - Corporate              2004        112,000      --          13,750        --             --
Communications & Business Strategy (2)  2003           --        --            --          --             --

Loring D. Andersen                      2005         83,000      --          30,000        --             --
Vice President - Market Development(3)  2004        124,000      --         120,000        --             --
                                        2003           --        --            --          --             --

Mark A. Fauci                           2005             --      --            --          --             --
Former President and Chief              2004        180,000      --            --          --             --
Executive Officer (4)                   2003        180,000      --         250,000        --             --

(1) Mr. O'Connor joined the Company on March 23, 2005. Mr. O'Connor's other compensation is one half the executive 2004 bonus ($55,000) the company agreed to pay in as per his employment agreement.

(2) Ms. Fields ceased being an employee of our company effective June 30, 2005.

(3) Mr. Andersen ceased being an employee of our company effective September 9, 2005.

 (4) Mr. Fauci ceased being an officer on December 13, 2004. Mr. Fauci deferred an aggregate of $625,000 of his salary since the commencement of privately-held OmniCorder's operations through December 31, 2003. This liability is included in deferred officer's salaries - current and deferred salaries - non current in our financial statements. Mr. Fauci signed a two year consulting agreement with us effective March 1, 2005.

Options Grants in Last Fiscal Year

         The following table sets forth information with respect to grants of options to purchase our common stock under our 1998 Stock Option Plan to the named executive officers during the fiscal year ended December 31, 2005.

                                                                 Percent of Total
                                                                   options/SARs
                                         Number of Securities       Granted to
                                          Underlying Options/   Employees Exercise
Name                                         SARs Granted         in Fiscal Year      or Base Price       Expiration
--------------------------------------   ---------------------  -------------------  ---------------     ------------
                                                  (#)                                    ($/Sh)
Denis O'Connor (1)
President and                                 852,000               28.2%                 1.00            3/23/2015
Chief Executive Officer                       825,000               27.3%                 1.00             6/7/2015
                                            1,000,000               33.1%                  .30           10/26/2015

Loring D. Andersen
Vice President - Market Development (2)        30,000                1.0%                 1.00            12/6/2005

Mihai Dimancescu
Vice President - Medical Affairs (4)           20,000                0.7%                 1.00            2/14/2010

Marek Pawlowski, Ph.D
Vice President - Product Development           10,000                0.3%                 1.00            2/14/2010

Anne Marie Fields
Vice President - Corporate
Communications & Business Strategy (3)         15,000                0.5%                 1.00            10/1/2005


(1) Mr. O'Connor joined our company on March 23, 2005.
(2) Mr. Andersen ceased being an employee of our company effective September 9, 2005.
(3) Ms. Fields ceased being an employee of our company effective June 30, 2005.
(4) Dr. Dimancescu became a part time employee effective September 9, 2005.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth with respect to the named executive officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of our common stock.

                                                       Number of Securities Underlying    Value of Unexercised In The
                                                       Unexercised Options at December          Money Options At
                                                                   31, 2005                   December 31, 2005(1)
                                                       -------------------------------    ----------------------------
                                Shares      Value
                             Acquired on   Realized                      Unexercisable   Exercisable    Unexercisable
           Name              Exercise (#)     ($)      Exercisable (#)        (#)            (#)             (#)
---------------------------  ------------  --------    ---------------   -------------   -----------    -------------
Denis O'Connor (2)
President and
Chief Executive Officer          0            0          2,677,000              0             0              0

Loring D. Anderson
Vice President- Market
Development(3)                    0           0                  0              0             0              0

Mihai Dimancescu (5)
Vice President - Medical
Affairs                           0           0             42,500              0             0              0

Marek Pawlowski, Ph.D.
Vice President-Product
Development                       0           0            106,009              0             0              0

Anne Marie Fields
Vice President - Corporate
Communications & Business
Strategy (4)                      0           0             77,013              0             0              0

(1) Represents the difference between the last reported sale price of our common stock on December 31, 2005 and the exercise price of the option multiplied by the applicable number of shares.
(2) Mr. O'Connor joined our company on March
23, 2005.
(3) Mr. Andersen ceased being an employee of our company effective September 9, 2005.
(4) Ms. Fields ceased being an employee of our company effective June 30, 2005.
(5) Dr. Dimancescu became a part time employee effective September 9, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 21, 2006, the number of and percent of the Company's common stock beneficially owned by:

o all directors and nominees, naming them,
o our executive officers,
o our directors and executive officers as a group, without naming them, and o persons or groups known by us to own beneficially 5% or more of our common stock:

         The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

         A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 21, 2006 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 21, 2006 have been exercised and converted.

 Name and Address of                       Amount Beneficially        Percent of
 Beneficial Owner                                Owned (1)             Class (1)
 -----------------------------------       -------------------        ----------
Mark A. Fauci
   Common Stock                                   9,029,883(2)           26.7%

Jed Schutz
   Common Stock                                   3,351,443(3)            10%
   Series A Preferred                               765,682(3)            2.3%
   Series B Preferred                               143,367(3)              *

Marek Pawlowski, Ph.D.
   Common Stock                                     106,009(8)              *

Celia I. Schiffner
   Common Stock                                      19,375(8)              *

Kevin J. Healy
   Common Stock                                     200,000(10)             *

Michael A. Davis, M.D., D.Sc.
   Common Stock                                     385,000(4)            1.2%
   Series B Preferred                                14,336(4)               *

Joseph T. Casey
   Common Stock                                   1,500,080(5)            4.5%
   Series A Preferred                               765,682(5)            2.3%
   Series B Preferred                               215,049(5)            1.2%

Anthony A. Lombardo
   Common Stock                                     426,744(6)              *

William J. Wagner
   Common Stock                                     602,948(7)            1.8%

Denis A. O'Connor
   Common Stock                                   2,677,000(9)            7.4%

George Benedict
     Common Stock                                 1,547,344(11)           4.6%
   Series A Preferred                               306,274(11)             *
   Series B Preferred                               143,367(11)             *

Columbia Ventures Corp.
   Common Stock                                   1,055,628(12)           3.2%
   Series A Preferred                             1,531,367(12)           4.6%
   Series B Preferred                               122,913(12)              *

Loring Andersen                                           0(14)             *

Ann Marie Fields                                     77,013(15)             *

Robert Ellis
    Common Stock                                    667,000(10)           2.0%

All executive officers and directors
as a group (10 persons)                          20,869,597(16)          48.3%
----------

* Less than one percent.

(1) In accordance with Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, shares beneficially owned at any date include shares issuable upon the exercise of stock options, warrants, rights or conversion privileges within 60 days of that date. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding that are subject to stock options, warrants, rights or conversion privileges exercisable by that person within 60 days of January 31, 2006 have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(2) Based on a Schedule 13D filed on January 5, 2004, and other information known to us. Includes stock options to purchase 250,000 shares of our common stock granted under the 1998 Stock Option Plan pursuant to Mr. Fauci's employment agreement and 210,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan.

(3) Based on a Schedule 13D filed on January 5, 2004, and other information known to us. Includes: (i) 1,401,840 shares of our common stock issuable upon exercise of outstanding warrants; (ii) 152,816 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 285,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable; (iii) 765,682 shares of our common stock issuable upon the conversion of shares of series A preferred stock and (iv) 173,367 shares of our common stock issuable upon the conversion of shares of series B preferred stock ..The shares of common stock and warrants beneficially owned by Mr. Schutz are held jointly with his spouse.

(4) Based on the information known to us. Includes: (i) 50,000 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 300,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable; (ii) 14,339 shares of our common stock issuable upon the conversion of shares of series B preferred stock; and (iii) 5,000 shares of our common stock issuable upon exercise of an outstanding warrant.

(5) Held by The Casey Living Trust, of which Mr. Casey and his spouse are co-trustees. Includes (i) 472,735 shares of our common stock issuable upon exercise of outstanding warrants, which is currently exercisable; (ii) 30,000 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 240,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable; (iii) 765,682 shares of our common stock issuable upon the conversion of shares of series A preferred stock; and (iv) 215,049 shares of our common stock issuable upon the conversion of shares of series B preferred stock.

(6) Includes 111,744 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 285,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable.

(7) Held by Dauk/Wagner Investments, LLC, of which Mr. Wagner is a managing director. Includes 157,948 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 315,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable.

(8) Representing shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan.

(9) Includes 852,000 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 1,825,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable.

(10) Representing shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan.

(11) Includes (i) 385,368 shares of our common stock issuable upon exercise of outstanding warrants; (ii) 137,818 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 60,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable; (iii) 306,274 shares of our common stock issuable upon the conversion of shares of series A preferred stock purchased in our December 2004 private placement; and
(iv) 143,367 shares of our common stock issuable upon the conversion of shares of series B preferred stock purchased in our August 2005 Rights Offering.

(12) Shares are held in the name Columbia Ventures Corp. of which Kenneth J. Peterson as CEO has voting power and investment control over the shares owned by this entity. Includes (i) 363,636 shares of our stock; (ii) 1,531,367 shares of our common stock issuable upon the conversion of shares of series A preferred stock purchased in our December 2004 private placement;(iii) 122,913 shares of our common stock issuable upon the conversion of shares of series B preferred stock purchased in our August 2005 Rights Offering; (iv) 691,990 shares of our common stock issuable upon exercise of outstanding warrants.

(13) Mr. Anderson ceased being an employee of our Company September 9, 2005. His options granted under the 1998 Option plan went unexercised and were forfeited 90 days after separation.

(14) AnnMarie Fields ceased being an employee June 20, 2005. The shares represent options granted from our 1998 Option Plan to Ms. Fields when she served as consultant on our Management Advisory Board.

(15) Includes shares held in aggregate of current officers and directors of (i) 11,029,015 shares of our common stock; (ii) 1,486,121 shares of our common stock issuable upon the conversion of shares of series A preferred stock purchased in our December 2004 private placement;(iii) 376,484 shares of our common stock issuable upon the conversion of shares of series B preferred stock purchased in our August 2005 Rights Offering; (iv) 1,729,892 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 4,327,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan; (v) 1,879,575 shares of our common stock issuable upon exercise of outstanding warrants

Item 12. Certain Relationships and Related Transactions

         In March 1997, we entered into an option agreement with Michael Anbar, Ph.D., Professor in the Department of Physiology and Biophysics, School of Medicine, and Chairman of Biomedical Sciences, at the State University of New York at Buffalo (now retired), pursuant to which we could acquire the exclusive worldwide right to commercialize the technology relating to a patent owned by Dr. Anbar, subject to specified research funding requirements being met. We are required to pay Dr. Anbar a royalty of $300 for each commercial BioScanIR(R) system installed at a client site. The Anbar license does not expire other than as a result of a breach of the license by us. As of March 21, 2006, Dr. Anbar has not received any compensation under this agreement. The Anbar patent expires in January 2015. Dr. Anbar currently owns 3.5% of the outstanding shares of our common stock, but is not an officer or director of the company.

         Effective February 1, 2005, we entered into a two-year consulting agreement with Dr. Anbar. The agreement provides for the payment of $1,000 and 1,000 restricted shares of common stock per day with a minimum fee of $12,000 for the first 12 month period as well as a grant of 250,000 additional restricted shares. The agreement may be extended at either party's option for an additional two year term. As part of this agreement, we acquired a patent on complementary technology developed and held by Dr. Anbar, who will work closely with senior management, to provide support and assistance in order to advance our commercialization strategy, expand our clinical applications and enhance new product development efforts. We obtained from Dr. Anbar U.S. Patent 5,771,261 which comprises methods and apparatus for assessment of the effects of mental stress involving the measurement of periodic changes in skin perfusion. Using a remotely mounted infrared camera, dynamic area telethermometry (DAT) measures the autonomic nervous activity by monitoring and quantitatively analyzing the modulation of cutaneous perfusion. Our strategy initially is to utilize our patents which relate to perfusion in medical pathology. At a later date, we might look to utilize the patent that we obtained from Dr. Anbar, which relates to psychological evaluation through the assessment of changes in perfusion. As of December 31, 2005 we have paid Dr. Anbar $22,400 and granted 250,000 shares of restricted stock under this agreement. As of March 21, 2006 we granted Dr. Anbar an additional 12,000 of restricted stock under this agreement.

         Gordon A. Lenz, one of our directors, is the Chairman and Chief Executive Officer of New York State Business Group, Inc./Conference Associates, Inc., which has provided insurance brokerage services to us during the past two fiscal years. Insurance premiums paid to carriers dealt with by Mr. Lenz's company totaled $241,000 in 2005 and $239,000 in 2004. We do not pay Mr. Lenz' Company. Mr. Lenz resigned from our board effective December 31, 2005.

         Investors in our December 2004 private placement included three members of our board of directors. Joseph Casey, as co-trustee for the Casey Living Trust, and Jed Schutz each invested $250,000 and received 250,000 shares of series A convertible preferred stock and warrants to purchase 75,000 shares of common stock. George

Benedict invested $100,000 and received 100,000 shares of series A convertible preferred stock and warrants to purchase 30,000 shares of common stock. Mr. Benedict resigned from our board effective December 31, 2005.

         Investors in our August 2005 rights offering included three members of our board of directors, Jed Schutz, Joseph T. Casey and Michael Davis. Mr. Schutz purchased 100,000 shares of series B convertible preferred stock for a purchase price of $50,000, and issued warrants to purchase 50,000 shares of common stock. Mr. Casey purchased 150,000 shares of series B convertible preferred stock for a purchase price of $75,000, and was issued warrants to purchase 75,000 shares of common stock. Dr. Davis purchased 10,000 shares of series B convertible preferred stock for a purchase price of $5,000, and was issued warrants to purchase 5,000 shares of common stock.

         The Company's Chairman of the Board, Hon. Joseph F. Lisa, who beneficially owns 94,284 shares of our common stock currently serves as counsel in the intellectual property department of the New York office of Greenberg Traurig, LLP, an international law firm. In the year ended December 31, 2005 and 2004, Greenberg Traurig LLP billed the Company approximately $677,200 and $570,300, respectively for legal services rendered. Effective December 31, 2005, Joseph Lisa voluntarily resigned from his position from our Board of Directors.

         Under a Guaranty and Pledge Agreement entered into on November 14, 2005, Mr. Denis A. O'Connor, our President and Chief Executive Officer, agreed
(i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to Offshore, Qualified, Partners, and Millennium, their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of our common stock issued in our name, and (ii) to grant to AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC, their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations. (See Note 8 to the accompanying interim financial statements). Our CEO does not own any shares of our common stock, only stock options. Accordingly, we, the investors and our CEO agreed that we would pledge 2,677,000 shares of common stock, issued in the name of our company and delivered to the investors to be held in escrow together with a duly executed power of attorney in favor of the investors. These pledged shares underlie 852,000 stock options issued to our CEO under the 1998 Stock Option Plan and 1,825,000 options granted under the 2005 Incentive Compensation Plan, which are currently exercisable. Until such time as we pay the notes in full, or that the investors have converted the full principal amount of the notes, plus any accrued and unpaid interest, the investors will return the pledge shares to us for cancellation.

         On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, we announced that we entered into a consulting agreement with Mr. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of stockholders to continue as a board member. The agreement also provides for a three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced in the earlier October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. In 2005, we paid $240,000 to Mr. Fauci of which $200,000 was for one year consulting as per agreement and $40,000 for the deferred accrued salary.

         During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of our Board of Directors was compensated $95,000 for his service in this role to the Company. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure our Board. In January 2006, the Company offered Dr. Davis a consulting contract whereby he will provide medical and scientific expertise to the Company. The terms of the contract have not yet been finalized.

         We believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 13.      Exhibits.

         (a) Exhibits:


Exhibit No.    Description
-----------    ------------------------------------------------------------

2.1 Agreement of Purchase and Sale, dated as of December 19, 2003, between Promos, Inc. and OmniCorder Technologies, Inc.(1)

3.1            Amended and Restated Articles of Incorporation.(1)

3.2            Articles  of  Amendment  to  Amended  and  Restated  Articles  of
               Incorporation(2)

3.3            By-laws.(3)

3.4 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.(4)

3.5 Amended Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.(7)

3.6 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.(7)

4.1 Form of Warrant Certificate to Purchase Common Stock issued with the Series B Convertible Preferred Stock.(7)

4.2            Form of Warrant to Purchase Common Stock. (4)

4.3            Form of Subscription Rights Certificate.(6)


10.1           Employment Agreement, dated as of December 19, 2003, between Mark
               A. Fauci and OmniCorder Technologies, Inc., as assigned to Promos, Inc.(1)

10.2 Indemnification Agreement, dated as of December 19, 2003, among Promos, Inc., Judith F. Harayda and Stephan R. Levy.(1)

10.3           Form of Private Placement Subscription Agreement.(1)

10.4           Registration Rights Letter.(1)

10.5           1998 Stock Option Plan, as amended.(5)
10.6 License Agreement, dated as of May 11, 1998, between California Institute of Technology and OmniCorder Technologies, Inc., with amendments.(3)

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

10.8 Option Agreement, dated March 19, 1997, between Michael A. Anbar and OmniCorder Technologies, Inc., with amendments.(3)

10.9 Exclusive Sale Agreement, dated February 2000, between AEG Infrarot-Module GmbH and OmniCorder Technologies, Inc.(3)

10.10 Agreement, dated August 12, 2003, between the Department of Defense and OmniCorder Technologies, Inc.(3)

10.11 Form of Subscription Agreement between OmniCorder Technologies, Inc. and the private placement subscribers. (3)

10.12 Employment Agreement, dated as of February 9, 2004, between Loring D. Anderson and OmniCorder Technologies, Inc. (7)

10.13          2005 Incentive Compensation Plan.(8)

10.14 Securities Purchase Agreement, dated November 14, 2005, by and among Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. *

10.15 Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated November 14, 2005. (9)

10.16          Callable  Secured   Convertible  Note  issued  to  AJW  Qualified
               Partners, LLC, dated November 14, 2005. (9)

10.17 Callable Secured Convertible Note issued to AJW Partners, LLC, dated November 14, 2005. (9)

10.18 Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated November 14, 2005. (9)

10.19 Stock Purchase Warrant issued to AJW Offshore, Ltd., dated November 14, 2005.

10.20 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated November 14, 2005. (9)

10.21 Stock Purchase Warrant issued to AJW Partners, LLC, dated November 14, 2005. (9)


10.22 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated November 14, 2005. (9)

10.23 Registration Rights Agreement, dated as of November 14, 2005, by and among Advanced BioPhotonics, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (9)

10.24 Security Agreement, dated as of November 14, 2005, by and among Advanced BioPhotonics, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (9)

10.25 Intellectual Property Security Agreement, dated November 14, 2005, by and among Advanced BioPhotonics, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (9)

10.26          Guaranty and Pledge  Agreement,  dated  November 14, 2005, by and among Advanced BioPhotonics, Inc., Denis A. O'Connor, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (9)


10.27 Employment Agreement dated February 28, 2005 between OmniCorder Technologies, Inc. and Denis A. O'Connor. (10)

10.28 Engagement Letter dated September 23, 2005 between Advanced BioPhotonics Inc. and Axiom Capital Management, Inc. (11)

10.29 Settlement and Mutual Release dated November 17, 2005 by and between Advanced BioPhotonics Inc. and Trilogy Capital Partners, Inc. (11)

10.30 Consulting Agreement dated as of March 1, 2005 by and between Advanced BioPhotonics Inc. and Mark Fauci. (11)

10.31 Option Agreement to Purchase Exclusive License dated March 19, 1997 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.32 Amendments to Option Agreement to Purchase Exclusive License dated July 25, 1997 and September 13, 1997 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.33 Amendment to Option Agreement to Purchase Exclusive License dated March 19, 1998 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.34 Settlement Agreement dated as of October 3, 2001 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.35 Consulting Agreement and Amendment to Settlement Agreement dated as of February 17, 2005 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

23.1           Consent of Marcum & Kliegman LLP.*

99.1           Form   of   Subscription   Agent   Agreement   between   Advanced
               BioPhotonics Inc. and Corporate Stock Transfer, Inc. (6)

99.2 Form of Warrant Agreement between Advanced BioPhotonics Inc. and Corporate Stock Transfer, Inc.(6)

99.3           Form of Letter to Stockholders.(6)

99.4           Form  W-9,  Request  for  Taxpayer   Identification   Number  and
               Certification.(6)

99.5 Form W-8BEN, Certificate of Foreign Status of Beneficial Owner for United States Tax Withholding.(7)

99.6           Form of Letter to Brokers.(6)

99.7           Form of Letter to Clients.(6)

99.8           Form of Beneficial Owner Election Form.(6)

99.9           Form of Nominee Holder Certification.(6)

99.10          Form of DTC Participant Over-Subscription Form.

----------
31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).
31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).*
32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).*

* Filed herewith.

(1) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K, dated December 19, 2003 (filed on January 5, 2004).

(2) Incorporated by reference from the exhibits filed with the definitive Proxy Statement, dated May 16, 2005 (filed on May 16, 2005).

(3) Incorporated by reference from the exhibits filed with the Annual Report on Form 10-KSB, dated December 31, 2003 (filed on April 15, 2004).

(4) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K, dated December 14, 2004 (filed on December 20, 2004).

(5) Incorporated by reference from the exhibits filed with the definitive Information Statement on Schedule 14C, dated February 3, 2004 (filed on February 3, 2004).

(6) Incorporated by reference from the exhibits filed with the registration statement on Form SB-2 filed on June 27, 2005.

(7) Previously filed.

(8) Incorporated by reference from the exhibits filed with OmniCorder Technologies' preliminary proxy statement (filed on May 5, 2005).

(9) Incorporated by reference from the exhibits filed with Advanced BioPhotonics Inc.'s Current Report on Form 8-K filed on November 16, 2005).

(10) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K, dated March 4, 2005 (filed on March 14, 2005).

(11) Incorporated by reference from the exhibits filed with the registration statement on Form SB-2/A filed on February 13, 2006.

Item 14. Principal Accountant Fees and Services.

Audit Fees

         The aggregate fees billable to us by Marcum & Kliegman LLP during 2005 and 2004 for the audits of our annual financial statements for the fiscal years and review of our financial statements included in our Forms 10-QSB totaled approximately $131,000 and $184,000.

Audit-Related Fees

         We incurred assurance and audit-related fees during 2005 and 2004 of $110,000 and $77,000, respectively to Marcum & Kliegman LLP in connection with the audit of the financial statements of Advanced BioPhotonics Inc. from February 7, 1997 (Inception) through December 31, 2003 and for the reviews of registration statements and issuance of related consents and assistance with SEC letters of comment.

Tax Fees

         We incurred fees of $12,000 billed to us by Marcum & Kliegman for services rendered to us fiscal years for tax compliance, tax advice, or tax planning for each year ended December 31, 2005 and 2004.

All Other Fees

         There were no fees billed to us by Marcum & Kliegman LLP for services rendered to us during the last two fiscal years, other than the services described above under "Audit Fees" and "Audit-Related Fees."

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

                                 Advanced BioPhotonics Inc.

Date:  March 30, 2006            By: /s/ Denis A. O'Connor
                                     -------------------------------------------
                                          Denis A. O'Connor
                                          President and Chief Executive Officer


                                 By: /s/ Celia I. Schiffner
                                     -------------------------------------------
                                          Celia I. Schiffner
                                          Controller
                                          (Principal Financial Officer)

                                POWER OF ATTORNEY

         We, the undersigned officers and directors of Advanced BioPhotonics Inc. hereby severally constitute and appoint Denis A. O'Connor and Celia I. Schiffner and each of them (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this annual report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis A. O'Connor
-----------------------------          President and Chief
Denis A. O'Connor                      Executive Officer          March 30, 2006

/s/ Michael A. Davis
Michael A. Davis, M.D., D.Sc.          Director                   March 30, 2006

/s/ Celia I. Schiffner
Celia I. Schiffner                     Controller                 March 30, 2006

/s/ Mark A. Fauci
Mark A. Fauci                          Director                   March 30, 2006

/s/ Jed Schutz
Jed Schutz                             Director                   March 30, 2006

/s/ Joseph T. Casey
Joseph T. Casey                        Director                   March 30, 2006

/s/ Anthony A. Lombardo
Anthony A. Lombardo                    Director                   March 30, 2006

/s/ William J. Wagner
William J. Wagner                      Director                   March 30, 2006

                           ADVANCED BIOPHOTONICS INC.

                                   FORM 10-KSB

                                     ITEM 7

                          INDEX OF FINANCIAL STATEMENTS

                           ADVANCED BIOPHOTONICS INC.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004, and the Period From February 7, 1997 (Inception) to December 31, 2005

                           ADVANCED BIOPHOTONICS INC.


                        (A Development Stage Enterprise)

                                                                                        CONTENTS
------------------------------------------------------------------------------------------------

                                                                                            Page

Report of Independent Registered Public Accounting Firm                                      F-1

FINANCIAL STATEMENTS

Balance Sheet - December 31, 2005 and 2004                                                 F-2-4

Statements of Operations - For the Years Ended December 31, 2005 and 2004, and
         For the Period From February 7, 1997 (Inception)
         to December 31, 2005                                                                F-5

Statement of Stockholders' Equity
         - For the Years Ended December 31, 2005 and 2004,
         and For the Period From February 7, 1997 (Inception) to
         December 31, 2005                                                                 F-6-7

Statements of Cash Flows - For the Years Ended December 31, 2005 and 2004, and
         For the Period From February 7, 1997
         (Inception) to December 31, 2005                                                 F-8-10

NOTES TO FINANCIAL STATEMENTS                                                            F-11-43

             Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders
Advanced BioPhotonics Inc. (F/K/A OmniCorder Technologies, Inc.)

We have audited the accompanying balance sheets of Advanced BioPhotonics Inc. (F/K/A OmniCorder Technologies, Inc.) (the "Company") (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2005 and 2004, and for the period from February 7, 1997 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioPhotonics Inc. (F/K/A OmniCorder Technologies, Inc.) (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from February 7, 1997 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a deficit accumulated during the development stage of $22,317,969, and cash flows used in operating activities of $13,755,707 during the development stage, which commenced on February 7, 1997 through December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

Melville, New York
March 20, 2006

                                    Advanced BioPhotonics Inc.
 ------------------------------------------------------------------------------------------------
                              (F/K/A OmniCorder Technologies, Inc.)
                                 (A Development Stage Enterprise)

                                          BALANCE SHEETS
 ------------------------------------------------------------------------------------------------

                                                          December 31, 2005    December 31, 2004
                                                        --------------------  -------------------
 CURRENT ASSETS
      Cash and cash equivalents                                 $868,363           $3,403,712
      Prepaid expenses and other current assets                  207,589              226,519
                                                        --------------------  -------------------
          Total Current Assets                                 1,075,952            3,630,231

      Property and equipment, net                                176,827              284,850
      Other assets:
         Equipment deposits                                      257,983               97,245
         Deferred financing costs, net                           220,962               37,000
         Security deposits                                         9,662               17,700
                                                        --------------------  -------------------

          TOTAL ASSETS                                        $1,741,386            $4,067,026
                                                        ====================  ===================


                     The accompanying notes are an integral
                      part of these financial statements.

                                   Advanced BioPhotonics Inc.
                             (F/K/A OmniCorder Technologies, Inc.)
                                (A Development Stage Enterprise)

                                       BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) / EQUITY
                      ---------------------------------------------------

                                                           December 31, 2005    December 31, 2004
                                                           -----------------    -----------------
CURRENT LIABILITIES
-----------------------------------
     Notes payable                                           $    152,512         $    165,883
     Accounts payable and accrued expenses                        445,991              280,656
     Professional fees payable                                    242,171              159,062
     License agreement payable                                    323,000                   --
     Deferred officers salaries                                   504,632              431,555
     Dividends payable                                             77,729                   --
                                                             ------------         ------------
         Total Current Liabilities                              1,746,035            1,037,156
                                                             ------------         ------------
    Convertible debentures(net of debt discount
    $758,171)                                                     241,829                   --
    Detachable warrants                                           878,708                   --
    Non employee stock options                                    104,483                   --
    Conversion option on convertible debentures                   891,892                   --
    Conversion option on series A convertible
             preferred stock                                      602,387                   --
    Conversion option on series B convertible
             preferred stock                                      251,293                   --
     Deferred officers salaries, non current                      435,000              555,000
                                                             ------------         ------------
         Total Long term Liabilities                            3,405,592              555,000
                                                             ------------         ------------
         Total Liabilities                                      5,151,627            1,592,156
                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES
-----------------------------------

STOCKHOLDERS' (DEFICIENCY) / EQUITY
-----------------------------------
     Series A Convertible preferred stock, $.01 par
         value, 3,000,000 shares authorized;
         1,550,000 shares issued and outstanding,
         respectively, liquidation preference
         $1,550,000                                                15,500               15,500
     Series B Convertible preferred stock, $.01 par
         value, 7,000,000 shares authorized;
         1,293,202 and 0 shares issued and
         outstanding, respectively, liquidation
         preference $640,776                                       12,932                   --
     Common stock, $.001 par value; 200,000,000
         shares authorized; 33,072,772 issued and
         30,395,772 outstanding and 29,695,889 shares
         issued and outstanding, respectively                      33,073               29,695
     Additional paid-in capital                                18,897,622           17,842,765
     Deferred compensation                                        (48,722)                  --
     Deficit accumulated during the development stage         (22,317,969)         (15,413,090)





     Treasury stock, at cost, 2,677,000 and 0 shares
         issued, respectively                                      (2,677)                  --
                                                             ------------         ------------
         Total Stockholders' (Deficiency) / Equity             (3,410,241)           2,474,870
                                                             ------------         ------------
             TOTAL LIABILITIES AND
                  STOCKHOLDERS' (DEFICIENCY) / EQUITY        $  1,741,386         $  4,067,026
                                                             ============         ============


                     The accompanying notes are an integral
                      part of these financial statements.

                           Advanced BioPhotonics Inc.
                      (F/K/A OmniCorder Technologies, Inc.)
                        (A Development Stage Enterprise)


                                             STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------
                                                                                                    Cumulative For
                                                                                                    the Period From
                                                                                                    February 7, 1997
                                                                                                      (inception)
                                                                    For the Years Ended             through December
                                                                       December 31,                       31,
                                                            ---------------------------------       -----------------
                                                                 2005                2004                 2005
                                                            -------------       -------------         -------------
     DEVELOPMENT REVENUES                                   $          --       $      69,800         $     69,800
     DEVELOPMENT COSTS                                                 --              20,000               20,000
                                                            -------------       -------------         -------------
             GROSS PROFIT                                              --              49,800               49,800
                                                            -------------       -------------         -------------
OPERATING EXPENSES
     Research and development                                   1,898,015           1,413,194            8,719,223
     Selling, general and administrative                        3,538,032           3,288,844            9,677,140
     Related party legal expense                                       --                  --              544,881
     Write-off of public offering costs                                --                  --              501,992
                                                            -------------       -------------         -------------
         TOTAL OPERATING EXPENSES                               5,436,047           4,702,038           19,441,236

         OPERATING LOSS                                        (5,436,047)         (4,652,238)         (19,393,436)

     Change in fair value of non employee stock
     options, warrants and conversion options                     323,189                  --              323,189
     Interest and other  expenses (income), net                    22,257             (17,089)           1,019,837
                                                            -------------       -------------         -------------
         NET LOSS                                              (5,781,493)         (4,635,149)         (20,736,462)

     Series A Convertible Preferred Stock beneficial
         conversion feature                                       703,128             458,121            1,161,249
     Series B Convertible Preferred Stock beneficial
         conversion feature                                       420,258                  --              420,258
     Deemed dividend on issuance of additional Series A
         Convertible Preferred Stock Warrants                     449,500                  --              449,500
     Accumulated Dividends on Series A Convertible
         Preferred Stock                                           64,583                  --               64,583
     Accumulated Dividends on Series B Convertible
         Preferred Stock                                           17,614                  --               17,614
                                                            -------------       -------------         -------------

     NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS-BASIC
         AND DILUTED
                                                            $  (7,436,576)      $  (5,093,270)        $(22,849,666)
                                                            =============       =============         =============
     Basic and diluted net loss per share                          $(0.25)             $(0.17)
                                                            =============       =============
     Weighted average number of shares outstanding             30,107,408          29,584,357
                                                            =============       =============


                     The accompanying notes are an integral
                      part of these financial statements.

                           Advanced BioPhotonics Inc.
                      (F/K/A OmniCorder Technologies, Inc.
                        (A Development Stage Enterprise)
           CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) / EQUITY
   For the period from February 7, 1997 (inception) through December 31, 2005





                                                                                        Series A                    Series B
                                                      Common Stock                   Preferred Stock             Preferred Stock
                                                    Shares          Amount        Shares        Amount        Shares        Amount
Issuance of common stock to founders              10,301,259      $ 10,301            --           $--            --           $--
Sale of common stock at $.55 per share,
     net of expenses of $35,164                      361,437           361            --            --            --            --
Issuance of common stock warrants to
     related party for legal services                     --            --            --            --            --            --
Sale of common stock warrants to related party            --            --            --            --            --            --
        Net loss                                          --            --            --            --            --            --
                                                 -----------      ---------     --------      --------      --------      --------
Balance at December 31, 1997                      10,662,696        10,662            --            --            --            --
                                                 -----------      ---------     --------      --------      --------      --------
Issuance of common stock to founders               2,710,858         2,711            --            --            --            --
Sale of common stock at $.55 per share,
     net of expenses of $62,900                      885,539           886            --            --            --            --
Issuance of common stock for research
     and development                                 271,086           271            --            --            --            --
Issuance of common stock warrants to
related party for legal services                          --            --            --            --            --            --
Cash received from sale of common stock warrant           --            --            --            --            --            --
Issuance of common stock warrants in
connection with sale of bridge notes                      --            --            --            --            --            --
        Net loss                                          --            --            --            --            --            --
                                                 -----------      ---------     --------      --------      --------      --------
Balance at December 31, 1998                      14,530,179        14,530            --            --            --            --
                                                 -----------      ---------     --------      --------      --------      --------
Conversion of bridge notes into common stock       1,433,015         1,433            --            --            --            --
Issuance of common stock for research
   and development                                   135,543           136            --            --            --            --
Sale of common stock at $1.14 per share              945,282           945            --            --            --            --
        Net loss                                         --            --            --            --            --            --
                                                 -----------      ---------     --------      --------      --------      --------
Balance at December 31, 1999                      17,044,019      $ 17,044            --            --            --            --
                                                 -----------      ---------     --------      --------      --------      --------


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                   Deferred       During the          Stock
                                                   Additional     Stock Based      Development     Subscription
                                                 Paid-in-Capital  Compensation        Stage         Receivable
Issuance of common stock to founders                  $ 6,419            --        $         --      $(15,070)
Sale of common stock at $.55 per share,
     net of expenses of $35,164                       164,469            --                  --            --
Issuance of common stock warrants to
     related party for legal services                  75,000            --                  --            --
Sale of common stock warrants to related party         40,000            --                  --       (30,000)
        Net loss                                           --            --            (168,516)          --
                                                  -----------      --------        ------------   -----------
Balance at December 31, 1997                          285,888            --            (168,516)      (45,070)
                                                  -----------      --------        ------------   -----------
Issuance of common stock to founders                    1,689            --                  --            --
Sale of common stock at $.55 per share,
     net of expenses of $62,900                       426,209            --                  --            --
Issuance of common stock for research
     and development                                  149,729            --                  --            --
Issuance of common stock warrants to
related party for legal services                       20,000            --                  --            --
Cash received from sale of common stock warrant            --            --                  --        30,000
Issuance of common stock warrants in
connection with sale of bridge notes                  329,625            --                  --            --
        Net loss                                           --            --          (1,594,054)           --
                                                  -----------      --------        ------------   -----------
Balance at December 31, 1998                        1,213,140            --          (1,762,570)      (15,070)
                                                  -----------      --------        ------------   -----------
Conversion of bridge notes into common stock          789,192            --                  --            --
Issuance of common stock for research
   and development                                     74,864            --                  --            --
Sale of common stock at $1.14 per share             1,073,055            --                  --            --
        Net loss                                          --            --          (1,547,973)           --
                                                  -----------      --------        ------------   -----------
Balance at December 31, 1999                      $ 3,150,251            --        $ (3,310,543)     $(15,070)
                                                  -----------      --------        ------------   -----------





                                                     Treasury Stock
                                                   Shares        Amount          Total
Issuance of common stock to founders                   --           $--            $ 1,650
Sale of common stock at $.55 per share,
     net of expenses of $35,164                        --            --            164,830
Issuance of common stock warrants to
     related party for legal services                  --            --             75,000
Sale of common stock warrants to related party         --            --             10,000
        Net loss                                       --            --           (168,516)
                                                 --------      --------         ----------
Balance at December 31, 1997                           --            --             82,964
                                                 --------      --------         ----------
Issuance of common stock to founders                   --            --              4,400
Sale of common stock at $.55 per share,
     net of expenses of $62,900                        --            --            427,095
Issuance of common stock for research
     and development                                   --            --            150,000
Issuance of common stock warrants to
related party for legal services                       --            --             20,000
Cash received from sale of common stock warrant        --            --             30,000
Issuance of common stock warrants in
connection with sale of bridge notes                   --            --            329,625
        Net loss                                       --            --         (1,594,054)
                                                 --------      --------         ----------
Balance at December 31, 1998                           --            --           (549,970)
                                                 --------      --------         ----------
Conversion of bridge notes into common stock           --            --            790,625
Issuance of common stock for research
   and development                                     --            --             75,000
Sale of common stock at $1.14 per share                --            --          1,074,000
        Net loss                                      --            --         (1,547,973)
                                                 --------      --------         ----------
Balance at December 31, 1999                           --            --         $ (158,318)
                                                 --------      --------         ----------




                     The accompanying notes are an integral
                      part of these financial statements.

                           Advanced BioPhotonics Inc.
                      (F/K/A OmniCorder Technologies, Inc.)
                        (A Development Stage Enterprise)
                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
     For the Period February 7, 1997 (Inception) Through December 31, 2005
                                  (continued)





                                                                                                    Series A
                                                                    Common Stock                  Preferred Stock
                                                               Shares           Amount         Shares         Amount
                                                              --------------------------------------------------------
Issuance of common stock for research
 and development                                                  135,543          $ 136             --            $--
Issuance of common stock for
 services rendered                                                  8,810              9             --             --
Sale of common stock at $1.14 and $1.38 per
 share for 691,269 and 924,156 shares, respectively             1,615,425          1,615             --             --
Issuance of stock options and warrants
 for services rendered                                                 --             --             --             --
Net loss                                                               --             --             --             --
                                                              -----------       --------       ---------       -------
Balance at December 31, 2000                                   18,803,797         18,804             --             --
                                                              -----------       --------       ---------       -------
Issuance of common stock for
 services rendered                                                 12,322             12             --             --
Sale of common stock at $2.44 per share                           164,294            164             --             --
Issuance of stock options and warrants for
 services rendered                                                     --             --             --             --

Net loss                                                               --             --             --             --
                                                              -----------       --------       ---------       -------
Balance at December 31, 2001                                   18,980,413         18,980             --             --
                                                              -----------       --------       ---------       -------
Issuance of common stock in
 accordance with anti-dilution provisions                         164,294            164             --             --
Sale of common stock at $1.22 and $.97 per
  share for102,684 and 385,065 shares, respectively               487,749            488             --             --
Issuance of stock options and warrants
 for services rendered                                                 --             --             --             --
Net loss                                                               --             --             --             --
                                                              -----------       --------       ---------       -------
Balance at December 31, 2002                                   19,632,456         19,632            --             --
                                                              -----------       --------       ---------       -------
Elimination of subscription receivable                                 --             --             --             --
Sale of common stock at $.97 per share                          1,317,849          1,318             --             --
Issuance of stock options and warrants
 for services rendered                                                 --             --             --             --
Issuance of common stock in accordance with
  antidilution provisions                                         107,821            108             --             --
Exercise of warrants                                              480,274            480             --             --
Issuance of common shares to shareholders of                    1,133,600          1,134             --             --
company acquired in reverse acquisition
Net assets acquired in reverse acquistion
Sale of common stock for cash at $1.375 per share, net          5,486,027          5,486             --             --
Conversion of Bridge Loan at $1.375 per share                     200,000            200             --             --
Issuance of common stock for offering services                  1,212,073          1,212             --             --
Net loss                                                               --             --             --             --
                                                              -----------       --------       ---------       -------
Balance at December 31, 2003                                   29,570,100       $ 29,570            --             --
                                                              -----------       --------       ---------       -------
Issuance of stock options and warrants
 for services rendered                                                 --             --             --             --
Issuance of stock granted for services
 rendered                                                           15000             15             --             --
 Sale of preferred stock at $1.00 per share                            --             --      1,550,000         15,500
   Seriers A Convertible Preferred Stock
      beneficial conversion feature                                    --             --             --             --
Costs incurred asssociated with sale of stock and
   reverse acquisition                                                 --             --             --             --
Costs incurred asssociated with sale of Series A
 preferred stock                                                       --             --             --             --
 Exercise of options                                               76,101             76             --             --
 Exercise of options  (cashless)                                   27,388             27             --             --
Adjustment of Sale of common stock for cash                         7,300              7             --             --
at $1.375 per share, net (Unaudited)
Net Loss
                                                                       --             --             --             --
                                                              -----------       --------       ---------       -------
Balance at December 31, 2004                                   29,695,889       $ 29,695       1,550,000       $15,500
                                                              ===========       ========       =========       =======
 Exercise of options                                                5,218              6             --             --
 Issuance of common stock for
  services rendered                                               580,000            580             --             --
 Issuance of stock options for services rendered                       --             --             --             --
 Issuance of warrants for services rendered                            --             --             --             --
Amortization of deferred stock compensation                            --             --             --             --
 Sale ofSeries B preferred stock at $0.50 per share                    --             --             --             --
   Seriers B Convertible Preferred Stock
      beneficial conversion feature                                    --             --             --             --
   Seriers A Convertible Preferred Stock
      beneficial conversion feature                                    --             --             --             --
Costs incurred asssociated with sale of Series B
 preferred stock                                                       --             --             --             --
   Conversion of Seriers B Convertible Preferred Stock
      to common stock                                             114,665            115             --             --
   Issuance of collateral shares in Company's name              2,677,000          2,677             --             --
  Series A Convertible Preferred Stock dividends declared              --             --             --             --
  Series B Convertible Preferred Stock dividends declared              --             --             --             --
Reclassification of conversion option liabilty - series                --             --             --             --
A convertible preferred stock
Reclassification of conversion option liabilty - series                --             --             --             --
B convertible preferred stock
Reclassification of non-employee                                       --             --             --             --
stock options liabilty
Reclassification of detachable warrants liability                      --             --             --             --
Reacquisition of warrants held by Trilogy                              --             --             --             --
Issuance of additional warrants to holders of                          --             --             --             --
series A convertible preferred stock
  Deemed Dividend associated with issuance of                          --             --             --             --
additional warrants to holders of series A
convertible preferred stock
Net Loss                                                               --             --             --             --

Balance at December 31, 2005                                   33,072,772       $ 33,073       1,550,000       $15,500
                                                              ===========       ========       =========       =======






                                                                    Series B                                     Deferred
                                                                  Preferred Stock             Additional        Stock Based
                                                               Shares          Amount       Paid-in-Capital     Compensation
                                                              ---------------------------------------------------------------------
Issuance of common stock for research
 and development                                                     --             $--           $ 74,864              $ --
Issuance of common stock for
 services rendered                                                   --              --             10,001                --
Sale of common stock at $1.14 and $1.38 per
 share for 691,269 and 924,156 shares, respectively                  --              --          2,058,786                --
Issuance of stock options and warrants
 for services rendered                                               --              --             51,357                --
Net loss                                                             --              --                 --                --
                                                              ---------         -------        -----------           -------
Balance at December 31, 2000                                         --              --          5,345,259                --
                                                              ---------         -------        -----------           -------
Issuance of common stock for
 services rendered                                                   --              --             29,988                --
Sale of common stock at $2.44 per share                              --              --            399,836                --
Issuance of stock options and warrants for
 services rendered                                                   --              --             21,012                --

Net loss                                                             --              --                 --                --
                                                              ---------         -------        -----------           -------
Balance at December 31, 2001                                         --              --          5,796,095                --
                                                              ---------         -------        -----------           -------
Issuance of common stock in
 accordance with anti-dilution provisions                            --              --               (164)               --
Sale of common stock at $1.22 and $.97 per
  share for102,684 and 385,065 shares, respectively                  --              --            499,512                --
Issuance of stock options and warrants
 for services rendered                                               --              --            595,188                --
Net loss                                                             --              --                 --                --
                                                              ---------         -------        -----------           -------
Balance at December 31, 2002                                        --              --           6,890,631               --
                                                              ---------         -------        -----------           -------
Elimination of subscription receivable                               --              --            (15,070)               --
Sale of common stock at $.97 per share                               --              --          1,282,084                --
Issuance of stock options and warrants
 for services rendered                                               --              --            691,377                --
Issuance of common stock in accordance with
  antidilution provisions                                            --              --               (108)               --
Exercise of warrants                                                 --              --               (480)               --
Issuance of common shares to shareholders of                         --              --             (1,134)               --
company acquired in reverse acquisition
Net assets acquired in reverse acquistion                                                           20,584                --
Sale of common stock for cash at $1.375 per share, net               --              --          6,702,924                --
Conversion of Bridge Loan at $1.375 per share                        --              --            274,800                --
Issuance of common stock for offering services                       --              --             (1,212)               --
Net loss                                                             --              --                 --                --
                                                              ---------         -------        -----------           -------
Balance at December 31, 2003                                        --              --        $ 15,844,396               --
                                                              ---------         -------        -----------           -------
Issuance of stock options and warrants
 for services rendered                                               --              --             53,156
Issuance of stock granted for services
 rendered                                                            --              --             43,485
 Sale of preferred stock at $1.00 per share                          --              --          1,534,500
   Seriers A Convertible Preferred Stock
      beneficial conversion feature                                  --              --            458,121
Costs incurred asssociated with sale of stock and
   reverse acquisition                                               --              --           (101,711)
Costs incurred asssociated with sale of Series A
 preferred stock                                                     --              --            (31,072)
 Exercise of options                                                 --              --             41,924
 Exercise of options  (cashless)                                     --              --                (27)
Adjustment of Sale of common stock for cash                          --              --                 (7)
at $1.375 per share, net (Unaudited)
Net Loss
                                                                     --              --                 --                --
                                                              ---------         -------        -----------           -------
Balance at December 31, 2004                                         --         $    --        $17,842,765                --
                                                              =========         =======        ===========           =======
 Exercise of options                                                 --              --              2,875                --
 Issuance of common stock for
  services rendered                                                  --              --            409,920                --
 Issuance of stock options for services rendered                     --              --            133,818          (133,818)
 Issuance of warrants for services rendered                          --              --            600,000                --
Amortization of deferred stock compensation                          --              --                 --            85,096
 Sale ofSeries B preferred stock at $0.50 per share           1,407,867          14,079            689,854                --
   Seriers B Convertible Preferred Stock
      beneficial conversion feature                                  --              --            420,258                --
   Seriers A Convertible Preferred Stock
      beneficial conversion feature                                  --              --            703,128                --
Costs incurred asssociated with sale of Series B
 preferred stock                                                     --              --           (212,245)               --
   Conversion of Seriers B Convertible Preferred Stock
      to common stock                                          (114,665)         (1,147)             1,032                --
   Issuance of collateral shares in Company's name                   --              --                 --                --
  Series A Convertible Preferred Stock dividends declared            --              --            (62,000)               --
  Series B Convertible Preferred Stock dividends declared            --              --            (15,729)               --
Reclassification of conversion option liabilty - series              --              --           (586,182)               --
A convertible preferred stock
Reclassification of conversion option liabilty - series              --              --           (244,533)               --
B convertible preferred stock
Reclassification of non-employee                                     --              --           (104,927)               --
stock options liabilty
Reclassification of detachable warrants liability                    --              --           (636,412)               --
Reacquisition of warrants held by Trilogy                            --              --            (44,000)               --
Issuance of additional warrants to holders of                        --              --            449,500                --
series A convertible preferred stock
  Deemed Dividend associated with issuance of                        --              --           (449,500)               --
additional warrants to holders of series A
convertible preferred stock
Net Loss                                                             --              --                 --                --

Balance at December 31, 2005                                  1,293,202         $12,932        $18,897,622          $(48,722)
                                                              =========         =======        ===========          ========




                                                                 Deficit
                                                               Accumulated
                                                                During the             Stock
                                                                Development         Subscription
                                                                   Stage            Receivable
                                                              --------------------------------------
Issuance of common stock for research
 and development                                                        $ --               $ --
Issuance of common stock for
 services rendered                                                        --                 --
Sale of common stock at $1.14 and $1.38 per
 share for 691,269 and 924,156 shares, respectively                       --                 --
Issuance of stock options and warrants
 for services rendered                                                    --                 --
Net loss                                                           (1,446,203)               --
                                                                 ------------           -------
Balance at December 31, 2000                                       (4,756,746)          (15,070)
                                                                 ------------           -------
Issuance of common stock for
 services rendered                                                        --                 --
Sale of common stock at $2.44 per share                                   --                 --
Issuance of stock options and warrants for
 services rendered                                                        --                 --

Net loss                                                           (1,675,158)               --
                                                                 ------------           -------
Balance at December 31, 2001                                       (6,431,904)          (15,070)
                                                                 ------------           -------
Issuance of common stock in
 accordance with anti-dilution provisions                                 --                 --
Sale of common stock at $1.22 and $.97 per
  share for102,684 and 385,065 shares, respectively                       --                 --
Issuance of stock options and warrants
 for services rendered                                                    --                 --
Net loss                                                           (1,511,997)               --
                                                                 ------------           -------
Balance at December 31, 2002                                      (7,943,901)           (15,070)
                                                                 ------------           -------
Elimination of subscription receivable                                    --             15,070
Sale of common stock at $.97 per share                                    --                 --
Issuance of stock options and warrants
 for services rendered                                                    --                 --
Issuance of common stock in accordance with
  antidilution provisions                                                 --                 --
Exercise of warrants                                                      --                 --
Issuance of common shares to shareholders of                              --                 --
company acquired in reverse acquisition
Net assets acquired in reverse acquistion                                 --                 --
Sale of common stock for cash at $1.375 per share, net                    --                 --
Conversion of Bridge Loan at $1.375 per share                             --                 --
Issuance of common stock for offering services                            --                 --
Net loss                                                           (2,375,919)               --
                                                                 ------------           -------
Balance at December 31, 2003                                    $(10,319,820)              $ --
                                                                 ------------           -------
Issuance of stock options and warrants
 for services rendered
Issuance of stock granted for services
 rendered
 Sale of preferred stock at $1.00 per share
   Seriers A Convertible Preferred Stock
      beneficial conversion feature                                 (458,121)
Costs incurred asssociated with sale of stock and
   reverse acquisition
Costs incurred asssociated with sale of Series A
 preferred stock
 Exercise of options
 Exercise of options  (cashless)
Adjustment of Sale of common stock for cash
at $1.375 per share, net (Unaudited)
Net Loss                                                          (4,635,149)
                                                                          --                 --
                                                                 ------------           -------
Balance at December 31, 2004                                     $(15,413,090)             $ --
                                                                 ============           =======
 Exercise of options                                                      --                 --
 Issuance of common stock for
  services rendered                                                       --                 --
 Issuance of stock options for services rendered                          --                 --
 Issuance of warrants for services rendered                               --                 --
Amortization of deferred stock compensation                               --                 --
 Sale ofSeries B preferred stock at $0.50 per share                       --                 --
   Seriers B Convertible Preferred Stock
      beneficial conversion feature                                 (420,258)                --
   Seriers A Convertible Preferred Stock
      beneficial conversion feature                                 (703,128)                --
Costs incurred asssociated with sale of Series B
 preferred stock                                                          --                 --
   Conversion of Seriers B Convertible Preferred Stock
      to common stock                                                     --                 --
   Issuance of collateral shares in Company's name                        --                 --
  Series A Convertible Preferred Stock dividends declared                 --                 --
  Series B Convertible Preferred Stock dividends declared                 --                 --
Reclassification of conversion option liabilty - series                   --                 --
A convertible preferred stock
Reclassification of conversion option liabilty - series                   --                 --
B convertible preferred stock
Reclassification of non-employee                                          --                 --
stock options liabilty
Reclassification of detachable warrants liability                         --                 --
Reacquisition of warrants held by Trilogy                                 --                 --
Issuance of additional warrants to holders of                             --                 --
series A convertible preferred stock
  Deemed Dividend associated with issuance of                             --                 --
additional warrants to holders of series A
convertible preferred stock
Net Loss                                                           (5,781,493)               --

Balance at December 31, 2005                                     $(22,317,969)             $ --
                                                                 ============           =======






                                                                      Treasury Stock
                                                                   Shares             Amount              Total
                                                              ----------------------------------------------------
Issuance of common stock for research
 and development                                                          --                $--           $ 75,000
Issuance of common stock for
 services rendered                                                        --                 --             10,010
Sale of common stock at $1.14 and $1.38 per
 share for 691,269 and 924,156 shares, respectively                       --                 --          2,060,401
Issuance of stock options and warrants
 for services rendered                                                    --                 --             51,357
Net loss                                                                  --                 --          (1,446,203)
                                                                     -------            -------       ------------
Balance at December 31, 2000                                              --                 --            592,247
                                                                     -------            -------       ------------
Issuance of common stock for
 services rendered                                                        --                 --             30,000
Sale of common stock at $2.44 per share                                   --                 --            400,000
Issuance of stock options and warrants for
 services rendered                                                        --                 --             21,012
                                                                                                                --
Net loss                                                                  --                 --          (1,675,158)
                                                                     -------            -------       ------------
Balance at December 31, 2001                                              --                 --            (631,899)
                                                                     -------            -------       ------------
Issuance of common stock in
 accordance with anti-dilution provisions                                 --                 --                 --
Sale of common stock at $1.22 and $.97 per
  share for102,684 and 385,065 shares, respectively                       --                 --            500,000
Issuance of stock options and warrants
 for services rendered                                                    --                 --            595,188
Net loss                                                                  --                 --          (1,511,997)
                                                                     -------            -------       ------------
Balance at December 31, 2002                                             --                 --          (1,048,708)
                                                                     -------            -------       ------------
Elimination of subscription receivable                                    --                 --                 --
Sale of common stock at $.97 per share                                    --                 --          1,283,402
Issuance of stock options and warrants
 for services rendered                                                    --                 --            691,377
Issuance of common stock in accordance with
  antidilution provisions                                                 --                 --                 --
Exercise of warrants                                                      --                 --                 --
Issuance of common shares to shareholders of                              --                 --                 --
company acquired in reverse acquisition
Net assets acquired in reverse acquistion                                                                   20,584
Sale of common stock for cash at $1.375 per share, net                    --                 --          6,708,410
Conversion of Bridge Loan at $1.375 per share                             --                 --            275,000
Issuance of common stock for offering services                            --                 --                 --
Net loss                                                                  --                 --          (2,375,919)
                                                                     -------            -------       ------------
Balance at December 31, 2003                                              --                 --        $ 5,554,146
                                                                     -------            -------       ------------
Issuance of stock options and warrants
 for services rendered                                                    --                 --             53,156
Issuance of stock granted for services
 rendered                                                                 --                 --             43,500
 Sale of preferred stock at $1.00 per share                               --                 --          1,550,000
   Seriers A Convertible Preferred Stock
      beneficial conversion feature                                       --                 --                  -
Costs incurred asssociated with sale of stock and
   reverse acquisition                                                    --                 --           (101,711)
Costs incurred asssociated with sale of Series A
 preferred stock                                                          --                 --            (31,072)
 Exercise of options                                                      --                 --             42,000
 Exercise of options  (cashless)                                          --                 --                  -
Adjustment of Sale of common stock for cash                               --                 --
at $1.375 per share, net (Unaudited)
Net Loss                                                                                                (4,635,149)
                                                                          --                 --                 --
                                                                     -------            -------       ------------
Balance at December 31, 2004                                              --                 --       $ 2,474,870
                                                                     =======            =======       ============
 Exercise of options                                                      --                 --              2,881
 Issuance of common stock for                                                                                    -
  services rendered                                                       --                 --            410,500
 Issuance of stock options for services rendered                          --                 --                 --
 Issuance of warrants for services rendered                               --                 --            600,000
Amortization of deferred stock compensation                               --                 --             85,096
 Sale ofSeries B preferred stock at $0.50 per share                       --                 --            703,933
   Seriers B Convertible Preferred Stock
      beneficial conversion feature                                       --                 --                 --
   Seriers A Convertible Preferred Stock
      beneficial conversion feature                                       --                 --                  -
Costs incurred asssociated with sale of Series B                                                                 -
 preferred stock                                                          --                 --           (212,245)
   Conversion of Seriers B Convertible Preferred Stock
      to common stock                                                     --                 --                  -
   Issuance of collateral shares in Company's name                (2,677,000)            (2,677)                 -
  Series A Convertible Preferred Stock dividends declared                 --                 --            (62,000)
  Series B Convertible Preferred Stock dividends declared                 --                 --            (15,729)
Reclassification of conversion option liabilty - series                   --                 --           (586,182)
A convertible preferred stock
Reclassification of conversion option liabilty - series                   --                 --           (244,533)
B convertible preferred stock
Reclassification of non-employee                                          --                 --           (104,927)
stock options liabilty
Reclassification of detachable warrants liability                         --                 --           (636,412)
Reacquisition of warrants held by Trilogy                                 --                 --            (44,000)
Issuance of additional warrants to holders of                             --                 --            449,500
series A convertible preferred stock
  Deemed Dividend associated with issuance of                             --                 --           (449,500)
additional warrants to holders of series A
convertible preferred stock
Net Loss                                                                  --                 --         (5,781,493)
                                                                                                                 -
Balance at December 31, 2005                                       (2,677,000)            (2,677)      $ (3,410,241)
                                                                   ==========            =======       ============




                     The accompanying notes are an integral
                      part of these financial statements.

                           Advanced BioPhotonics Inc.
                      (F/K/A OmniCorder Technologies, Inc.)
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                               Cumulative
                                                                                             For the Period
                                                                                          from February 7, 1997
                                                               For the Years Ended         (inception) through
                                                                    December 31,              December 31,
                                                               2005            2004                2005
                                                          -------------   -------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (5,781,493)   $ (4,635,149)   $        (20,736,462)
                                                          -------------   -------------   ----------------------
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                         133,338         144,846                 896,536
         Loss on disposal of net assets                           --              --                    20,584
         Unrealized loss from foreign currency
             transactions                                         --              --                    19,271
         Warrants issued to related party for legal
             services                                             --              --                    95,000
         Issuances of warrants and stock options for
             services rendered                                 685,096          96,656               2,180,696
         Issuance of common stock for research and
             development                                       410,500            --                   710,500
         Amortization of original issue discount                  --              --                   329,625
         Amortization of deferred financing costs                9,607            --                   197,732
         Amortization of debt discount on convertible
             debebtures                                         14,779            --                    14,779
              Write off of deferred offering costs              37,000            --                    37,000
         Change in fair value of non-employee stock
         options, warrants and conversion options              323,189            --                   323,189

         Changes in operating assets and liabilities:
         Prepaid expenses and other current assets             169,617         183,638                 155,092
         Other assets                                            8,038        (148,407)               (143,907)
         Accounts payable and accrued expenses                 527,445         (75,745)              1,205,026
         Deferred officers salaries                            (46,923)          6,923                 939,632
                                                          -------------   -------------   ----------------------

             NET CASH USED IN OPERATING ACTIVITIES          (3,509,807)     (4,427,238)            (13,755,707)
                                                          -------------   -------------   ----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchases of property and equipment                      (165,163)       (179,348)             (1,234,105)
                                                          -------------   -------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (costs of) issuance of common stock            --          (101,711)             12,522,477
     Net proceeds from issuance of Series A preferred
         stock                                                    --         1,518,928               1,518,928
     Net proceeds from issuance of Series B preferred
         stock                                                 491,688            --                   491,688

                           Advanced BioPhotonics Inc.
                      (F/K/A OmniCorder Technologies, Inc.)
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                               Cumulative
                                                                                             For the Period
                                                                                          from February 7, 1997
                                                               For the Years Ended         (inception) through
                                                                    December 31,              December 31,
                                                               2005            2004                2005
                                                          -------------   -------------   ----------------------
     Proceeds from issuance of warrants                           --              --                    40,000
     Proceeds from options exercised                             2,880          42,000                  44,880
     Issuance of bridge note payable                              --              --                 1,025,000
     Payment of deferred financing costs                       (65,000)           --                  (212,500)
     Proceeds from convertible debenture, net                  895,000            --                   895,000
     Repayment of notes payable                               (184,947)       (265,173)               (467,298)
                                                          -------------   -------------   ----------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES           1,139,621       1,194,044              15,858,175
                                                          -------------   -------------   ----------------------

         NET (DECREASE) INCREASE IN CASH                    (2,535,349)     (3,412,542)                868,363

CASH AND CASH EQUIVALENTS -Beginning                         3,403,712       6,816,254                    --
                                                          -------------   -------------   ----------------------

     CASH AND CASH EQUIVALENTS - Ending                   $    868,363    $  3,403,712    $            868,363
                                                          =============   =============   ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the periods for:

         Interest                                         $      5,457    $      7,277    $            969,495
         Income Taxes                                             --              --                     4,509

     Non cash investing and financing activities:

         Conversion of bridge notes                               --              --                 1,065,625
         Conversion of accounts payable to notes
             payable                                              --              --                   237,861
         Insurance premiums financed using a note              171,576         191,104                 545,411
     Cashless exercise of stock options resulting  the
         issuance of 27,399 shares of common stock                --                27                      27
       Issuance of collateral shares in Company's name           2,677            --                     2,677
     Beneficial conversion charge attributable to
         Series A preferred stock                              703,128         458,121               1,161,249
     Beneficial conversion charge attributable
     to Series B preferred stock                               420,258            --                   420,258

Deemed dividend onissuance of warrants to series A
preferred stockholders                                         449,500            --                   449,500
Dividends accrued on preferred stock                            77,729            --                    77,729
Recovery of Trilogy warrants                                    44,000            --                    44,000
Conversion option liability on the convertible
debenture                                                      612,903            --                   612,903

                           Advanced BioPhotonics Inc.
                      (F/K/A OmniCorder Technologies, Inc.)
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                               Cumulative
                                                                                             For the Period
                                                                                          from February 7, 1997
                                                               For the Years Ended         (inception) through
                                                                    December 31,              December 31,
                                                               2005            2004                2005
                                                          -------------   -------------   ----------------------



Reclassification of conversion option liability on
convertible preferred stock                                    830,715            --                   830,715
Reclassification of non-employee stock option                  104,927            --                   104,927
Detachable warrants liability - convertible debenture          160,047            --                   160,047
Reclassification of  detachable warrants                       636,412            --                   636,412

Detachable warrants  issued as deferred financing costs
                                                                60,570            --                    60,570


                     The accompanying notes are an integral
                      part of these financial statements.

NOTE 1 - Organization and Business

Advanced BioPhotonics Inc. formerly known as OmniCorder Technologies Inc. (the "Company") was incorporated in the State of Delaware on February 7, 1997, to develop and commercialize an advanced digital imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease through its lead product, the BioScanIR(R) System ("System").

In December 1999, the Company received FDA Section 510(k) market clearance, which permits marketing, throughout the United States, of the BioScanIR(R) System, an adjunctive method to detect breast cancer and other diseases affecting the perfusion of blood in tissue and organs. In August 2003, the Company received CE mark clearance to market its BioScanIR(R) System throughout the European Union. The Company believes that it will generate revenues from the sale of licenses, user fees and sale of the medical device to commercial, institutional and clinical customers to use its technology for plastic and reconstructive surgery, cancer therapy treatment monitoring, neurosurgery, cancer detection and cardiac surgery applications throughout the United States and Europe. However, there is no assurance that the Company will be able to generate any revenues.

In April 2005, the Company received notice that it had been awarded a New Technology Ambulatory Procedure Code (APC) for usage of its system in providing the service "dynamic infrared blood perfusion imaging." The APC provided by Medicare allows users of the new technology to submit claims for reimbursement for their use of the new technology in an outpatient setting for Medicare patients. This type of code is used to collect actual clinical history on the costs of using the new technology as a precursor to the assignment of a permanent Current Procedural Terminology (CPT) code. A critical element of the Company's efforts over the next three years must be to build a history of claims submissions using the APC for the use of its system in order to demonstrate the viability of the technology and pave the way for securing a CPT code which is issued by the American Medical Association. The service associated with the use of the BioScanIR(R) system has been assigned APC Code 1502 and HCPCS Code C9723.

On June 7, 2005, the Company changed its corporate name from OmniCorder Technologies, Inc. to Advanced BioPhotonics Inc. The corporate name change was approved by its stockholders at the 2005 annual meeting of stockholders.

Recapitalization Transaction

On December 19, 2003, the Company completed a transaction with Promos, Inc. ("Promos") in which Promos acquired all the assets and assumed all the liabilities of the Company, in consideration for the issuance of a majority of Promos' shares of common stock (the "Recapitalization"). The transaction was completed pursuant to an Agreement of Purchase and Sale, dated as of December 19, 2003. On December 29, 2003, the Company subsequently merged into a newly formed Delaware corporation under the original name of the accounting acquirer, OmniCorder Technologies, Inc. Subsequent to the Recapitalization, the original shareholders of the Company owned 95% of the outstanding shares of the Company and the original Promos shareholders owned 5% before the impact of the concurrent private placement. Concurrent with the Recapitalization, all of the net assets of Promos, Inc. were sold to its former President for no monetary consideration and her indemnification to the Company against any potential liabilities from the historical Promos operations. After the sale of all of the net assets, Promos, in substance, became a public shell. For accounting purposes, the Company is deemed to be the acquirer in the transaction and has been accounted for as a recapitalization. Consequently the assets and liabilities and the historical operations reflected in the financial statements are those of the Company and are recorded at the historical cost basis of the Company.

Since the transaction is in substance a recapitalization of the Company and not a business combination, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying statements of operations.

Following the completion of the Recapitalization, the December 19, 2003 private offering (Note 8), related stock purchase and payment of equity-based transaction fees, the shareholders of the Company owned 21,538,400 shares, or 72.8% of the outstanding shares of Promos' common stock. The Company filed a Certificate of Dissolution on

December 29, 2003 with the Delaware Secretary of State and promptly thereafter, in accordance with the tax-free reorganization provisions of Internal Revenue Code Section 368(a) (1) (C), liquidated the shares of Promos' common stock it received in the Recapitalization to its stockholders in proportion to their respective interests in OmniCorder Technologies, Inc. The consideration and other terms of these transactions were determined as a result of arm's-length negotiations between the parties.

As more fully described in Note 8, all share and per share amounts have been retroactively restated in all periods for the effect of the Recapitalization.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's primary activities since inception have been securing technology licenses, the research and development of its technology and the commercial development of its BioScanIR(R) System including negotiating strategic alliances, securing production component purchase agreements including customized infrared cameras and related components, and securing FDA clearance, UL and CE approval and raising capital.

Management's Liquidity Plans

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through December 31, 2005 of $22,317,969 and cash flows used in operating activities during the development stage of $13,755,707. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 8, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its Series A convertible preferred stock (initially convertible into 1,409,091 shares of common stock) and issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share which expire December 14, 2009. The Company received gross proceeds of $1,550,000 in the private placement. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", a non-cash charge of $1,161,249 was recorded to deficit accumulated during the development stage, which is the difference between the relative fair value of the series A preferred stock and the fair market value of our common stock issuable pursuant to the conversion terms on the date of issuance. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering the warrant exercise price was reduced to $0.50 per share. On November 14, 2005, the sale of $1,000,000 of securities under the Securities Purchase Agreement described below and in Note 7, triggered anti dilution provisions which reduced the conversion price of the series A convertible preferred stock from $0.50 to $0.44 per share. On January 3, 2006, after the sale of an additional $1,000,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further to $0.39 per share and are convertible into 4,739,643 shares of common stock. The conversion price was adjusted based on a calculation set forth in the anti-dilution clause in the certificate of designation of the series A preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. The Company recorded a deemed dividend charge of $449,500 for the fair value of those warrants during the fourth quarter of 2005. The Company could receive an additional $1,395,000 if all of the warrants issued to the Series A stockholders are exercised though there is no assurance these warrants will be exercised. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the

Company's option, additional shares of series A convertible preferred stock. On January 3, 2006, the Company issued 301,423 shares of series A convertible preferred stocks as in-kind dividends to the holders of series A preferred stock on the dividend record date of December 15, 2005. The Company inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates and thereafter the Company will issue an aggregate of 117,795 series A preferred dividend shares.

On August 10, 2005, the Company consummated a subscription rights offering to existing stockholders of the Company. The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. The Company issued the subscription rights at the current rate of one right for approximately 4.33 shares of its common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107 on the record date. Each subscription right represented the right to purchase one share of newly-created series B preferred stock. The shares of series B convertible preferred stock are convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. Stockholders that purchased shares of our series B preferred stock in the rights offering will be issued, for no additional consideration, five-year warrants to purchase that number of shares of the Company's common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. In accordance with EITF 00-27 the Company recorded a non-cash charge of approximately $420,000 during the third quarter of 2005 associated with the sale of our series B convertible preferred stock. As a result of anti-dilution provisions relating to the series B convertible preferred stock that were triggered by the November 14, 2005 sale of $1,000,000 of securities under the Securities Purchase Agreement described below and in Note 7, the shares of the series B convertible preferred stock have an conversion price of $0.44 per share. On January 3, 2006, after the sale of an additional $1,000,000 of securities under the Securities Purchase Agreement, the conversion price of the series B preferred stock was further reduced to $0.39 per share and are convertible into 1,753,176 shares of common stock, The conversion price was adjusted based on a calculation set forth in the anti-dilution clause in the certificate of designation of the series B preferred stock. As of December 31, 2005, 114,665 shares of series B convertible stock were converted into 114,665 shares of the Company's common stock. On January 3, 2006, the Company issued 76,467 shares of series B convertible preferred stock as in-kind dividends in to the holders of series B preferred stock on the dividend record date of December 15, 2005. The Company inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates and thereafter the Company will issue an aggregate of 59,766 series B preferred dividend shares. The Company could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised. The Company has incurred legal and accounting fees in connection with the rights offering totaling approximately $212,000, as of December 31, 2005.

On July 25, 2005, the Company signed a non-exclusive finder's fee agreement with Trilogy Capital Partners, Inc. ("Trilogy"). Trilogy agreed to act as finder to seek financing and other strategic relationships for the Company. Under this agreement, if the Company received any financing from a qualified introduction during the fee agreement period, the Company would be required to pay Trilogy a cash finder's fee equal to 10% of the gross proceeds of the financing. The fee period commenced the date of the agreement and was to terminate one year following the termination of Trilogy as finder. Either Trilogy or the Company could terminate the agreement at any time. There are no assurances that Trilogy will be able to locate suitable investors or that the Company will close a transaction with investors introduced by Trilogy.

On September 14, 2005, the Company finalized a Letter of Engagement with Trilogy pursuant to which Trilogy agreed to implement a marketing program, and, to the extent the Company requested to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement had an initial term of

12 months and was terminable by the Company or Trilogy at any time thereafter upon 30 days' prior written notice. For their services Trilogy was to be paid $12,500 per month and was issued 2,400,000 warrants to purchase shares of the Company's common stock (see Note 8). Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The warrants had an estimated fair value of $600,000 on the date of issuance and were recorded in general and administrative expense during the quarter ended September 30, 2005. The Company agreed to support the marketing program set up by Trilogy with a budget of not less than $200,000. On October 31, 2005, Trilogy notified the Company that it has resigned the engagement.

On November 17, 2005 the Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. The terms of the Settlement Agreement are that the Company agreed to pay Trilogy 3% of the gross proceeds they receive from the Securities Purchase Agreement the Company entered into on November 14, 2005 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC ("the Purchasers") for the sale of (i) $4,000,000 in secured convertible notes and
(ii) 4,000,000 warrants.. The Company also agreed to pay Trilogy $1,664 for marketing costs and $6,250 for fees under the Letter of Engagement from the period October 14, 2005 through November 1, 2005. Trilogy agreed to return and relinquish all right, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. The Company paid $30,000 and accrued $90,000 related to this settlement as of December 31, 2005 with $44,000 allocated to the recovery of the warrants.

On September 23, 2005 the Company signed a non-exclusive finder's fee agreement with Axiom Capital Management, Inc. ("Axiom"). Axiom will use its best efforts to introduce the Company to prospective investors with respect to an offering of issuance of any security by the Company, in private placement or series of private placements. Axiom agreed to introduce to the Company, only proposed investors that qualify as "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933. The Company agreed that for each introduced investor that completes a transaction with the Company, it shall pay to Axiom (i) an amount in cash equal to 8% of the dollar value of any securities issued by the Company which are purchased by each introduced investor; and (ii) warrants to purchase the number of shares of common stock of the Company as shall equal 8% of shares sold in that transaction to each introduced investor. The agreement will continue until (i) a final closing of a transaction (ii) terminated by either party on 30 days prior written notice to the other party or
(iii) terminated immediately on written notice by one party to the other party upon material breach of the agreement. On November 8, 2005, an addendum was added to the agreement which reduced the percentage that the Company shall pay to Axiom, to an amount in cash equal to 6.5% from 8% of the dollar value of any securities issued by the Company.

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. See Note 7, Securities Purchase Agreement.

As of March 21, 2006, the Purchasers have provided the Company $2,000,000 of the $4,000,000 in two tranches. The final payment of $2,000,000 will be disbursed within two days of the effectiveness of a registration statement.

The proceeds of the offering are being used to support the Company's commercialization activities for its BioScanIR(R) System and for working capital.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. The secured convertible notes mature three years from the date of issuance, and are convertible into our common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The debt discount recorded on our secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method.

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets and intellectual property. The Company was required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and an amendment on February 13, 2006 but has not yet been declared effective. If the registration statement is not declared effective within 120 days from November 14, 2005 or if the Company fails to maintain effectiveness of the registration statement, then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the then outstanding principal amount of the convertible debentures in shares or cash. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, it will be required to pay liquidated damages in shares or cash, at its election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. There can be no assurance to how many, if any, of these warrants will be exercised.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

Under a Guaranty and Pledge Agreement, the Company's President and Chief Executive Officer, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Purchasers, their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of the Company's common stock issued in its name, and (ii) to grant to the Purchasers, their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Purchasers were accredited Purchasers and/or qualified institutional buyers, the Purchasers had access to information about The Company and their investment, the Purchasers took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will earn a finders fee of $260,000 in cash of which $65,000 was paid on November 16, 2005 and $65,000 was paid on January 6, 2006, and $130,000 will be paid when the registration statement is declared effective. In addition, Axiom will receive five year warrants to purchase shares of the Company's common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005 and 395,310 were granted on January 6, 2006 (see Note 8). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed.

Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211 and $0.202 for the 1st tranche and 2nd tranche, respectively.


The Securities Purchase Agreement as described above, upon conversion of notes, will trigger the anti-dilution provisions in our Series A convertible preferred stock and Series B convertible preferred stock. Both the Series A and Series B preferred stock will be convertible into additional shares of common stock. See
Note 8.

On March 7, 2005, the Company's board of directors unanimously agreed to extend the original stock lock-up agreements entered into in September 2004 and set to expire on March 17, 2005, until December 31, 2005. Under this agreement, all board members extended their commitment not to publicly sell any of their shares through the end of 2005. This agreement was not extended in 2006.


As of December 31, 2005, the Company had cash balances and working capital deficit of $868,363 and $670,083, respectively and total stockholders' deficit of $3,410,241. At March 21, 2006, the Company has approximately $600,000 in cash balances (unaudited).

Management estimates that it will require additional cash resources during 2006, based upon its current operating plan and condition. The Company is currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. The success of the Company depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR(R) system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The BioScanIR(R) System has received FDA Section 510(k) clearance, permitting its sale in the U.S., and CE mark approval permitting its sale in Europe. The Company's approved labeling permits it to market the BioScanIR(R) system for use in imaging a large variety of diseases - such as cancer and vascular disease - that affect the movement of blood (known as blood perfusion), in tissue and organs.

The Company continues to further improve its system for target end-market applications based upon pilot site feedback. Current systems production is driven by its need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold, leased, or converted to revenue generating sites at some time in the future. The Company will build and deploy these units to the extent that they advance its product development and validation efforts and its drive to commercialization. On November 1, 2004, the Company delivered the new cancer therapy monitoring configuration of our BioScanIR(R) System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. In the first quarter of 2006, the Company entered into a pilot site agreement with Yale University School of Medicine ("Yale"). Yale will begin to conduct clinical trials using the Company's BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale will use the Company's BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo, then monitoring the healing process of the transplanted flaps. The clinical trial at Yale will build upon earlier work done at the University of Geneva in reconstructive surgery. As of December 31, 2005, the Company had three fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro) 478,000, or $564,000 as of December 31, 2005. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology

("Caltech") for biomedical applications.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management's judgments associated with deferred income tax valuation allowance, valuation of derivative liabilities and the capitalization and depreciation of long-term assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at each institution. At times, such amounts may exceed the FDIC limits. At December 31, 2005 the uninsured cash balance at one bank was approximately $768,000.

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

Convertible Debentures and Derivative Liabilities

In November 2005 the Company entered into a Securities Purchase Agreement for convertible notes and warrants. (See Note 7). The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The convertible notes are recorded at their residual value. The resultant discount is accreted up to the maturity date of the convertible notes using the effective interest rate method.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. Because the convertible notes are convertible into an indeterminate number of shares the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments, such as convertible preferred stock, warrants and non employee stock options. As a result of this and anti-dilution features triggered in certain of these instruments the Company reclassified these instruments from equity to a liability based on their fair values on November 14, 2005 (See Notes 8 & 9).

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the year ended December 31, 2005 the Company recorded a $323,189 charge as a result of the change in fair value of these derivative instruments.

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

2. Licensing - The Company may enter into licensing agreements for its technology as part of sublicensing or distribution agreements with third parties. The Company also intends to enter into licensing agreements that provide third parties with exclusive or semi-exclusive rights to some portion of its intellectual property in certain well defined fields of use. License revenues are expected to be recognized ratably over the life of the license.

3. Development contracts - The Company may engage in research and development contracts or other specialized arrangements with specific customers. While each project may vary, it is planned that each would have milestones in the development or delivery process for which stipulated amounts of the contract value would be earned. The Company intends to recognize revenues as milestones are achieved and upon substantial evidence of acceptance by the customer.

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

Employee Benefit Plans

The Company provides medical insurance coverage to eligible employees through a third party provider. Employees pay a percentage of the associated premium. Also, available to eligible employees at their cost, through a third party provider, are dental and long term disability insurance. In fiscal 2005 the Company established a 401-K plan through a third party provider for its employees. At this time, the Company does not contribute any money to the plan. The Company has a Stock Based Compensation Plans as described in Note 9.

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

Foreign Currency Transactions

The Company entered into exclusive agreement with a Germany manufacturer to manufacture the BioScanIR(R) System, payable in Euro dollars. The translation from Euro dollars to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for operations accounts using the actual rate at the time of the transaction. The Company did not incur transaction losses for the years ended December 31, 2005 and 2004 but had $19,271 resulting from foreign currency transactions included in interest and other expenses for the period from February 7, 1997 (inception) to December 31, 2005 in the accompanying financial statements.

Loss Per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants, conversion of the convertible debenture and conversion of the series A and series B convertible preferred stock are excluded from the calculation of net loss per share as their effect would be antidilutive. Securities that could be potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented consist of the following:

                  Total potential common shares as of December 31, 2005:

                  Warrants to purchase common stock           5,547,776

                  Options to purchase common stock            6,724,490

                  Series A convertible preferred stock        3,522,727

                  Series B convertible preferred stock        1,469,548

                  Conversion of convertible debenture:

                  (1st Tranche)                               9,090,909
                                                             ----------

                                                             26,355,450
                                                             ==========

                  Additional issuances as of March 21, 2006

                  Warrants to purchase common stock           1,895,310

                  Options to purchase common stock            1,777,000

                  Additional convertible Preferred Stock

                  as in kind dividends:

                  Series A convertible preferred stock           771,643

                  Series B.convertible preferred stock            97,878

                  Additional shares of convertible preferred

                  convertible stock due to anti dilution:

                  Series A convertible preferred stock          445,273

                  Series B convertible preferred stock          185,750

                  Conversion of convertible debenture:

                  (2nd Tranche)                               8,333,333
                                                             ----------
                                                             39,861,673

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. For small business issuers, the provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period of the first fiscal year beginning after December 15, 2005, with early adoption encouraged.

After evaluation, on October 26, 2005, the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of approximately 2.9 million stock options outstanding under the Company's stock plans and granted 1,000,000 options to our President which vest immediately. The options have a range of exercise prices of $0.30 to $4.40. The acceleration and immediate vesting affects grants to the Company's President of approximately 2.7 million options having a weighted average exercise price of $0.74. The closing price of the Company's common stock on October 25, 2005, the last trading day before approval of acceleration, was $0.30. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of SFAS No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the accelerated and immediate vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $1.6 million (approximately $900,000 of which relates to options held by the President of the Company).

SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. In fiscal 2005, $18,000 compensation expense has been recognized for options granted to an employee. that had an exercise price less than the market value of the underlying common stock on the date of grant..The effect on net loss and net loss per share had the Company applied the fair value recognition using the Black-Scholes option pricing model is presented in the following proforma table:

                                                                               For the Years Ended December 31,
                                                                                   2005                2004

     Net loss attributable to common stockholders - basic and diluted            $(7,436,576)   $  (5,093,270)
     Add:

           Stock based employee compensation expense included in net income           18,000             --
     Deduct:
         Total stock-based employee compensation expense determined under fair
         value-based method for all awards                                        (2,912,157)        (342,877)
                                                                                 -----------    -------------
     Pro forma net loss attributable to common stockholders

                                                                                $(10,330,733)     $(5,436,147)
                                                                                 ===========    =============
     Basic and diluted net loss per share as reported                           $      (0.25)     $     (0.17)
                                                                                 ===========    =============
     Basic and diluted pro forma net loss per share                             $      (0.34)     $     (0.18)
                                                                                 ===========    =============


The fair value of the Company's options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                            For the Years Ended December 31,
                                               2005                  2004
                                               ----                  ----
Expected life (years)                           9.6                   4.3
Risk free interest rate                        4.16%                 3.61%
Volatility                                    131.1%                147.7%
Dividends                                         0%                    0%

The weighted average fair value of option s at the date of grant using the Black-Scholes fair value based methodology for options granted in the years ended December 31, 2005 and 2005 is estimated at $0.83 and $3.79, respectively.

The Company will adopt the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R may have a material impact on the Company's financial position or results of operations in future periods upon issuance of new awards. (See Note 14).

Impact of Recently Issued Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect that adoption of FIN 47 will have a significant effect on its financial position or results of operations.

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

In June 2005, the EITF reached consensus on Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Specifically, Statement 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. The adoption of the Issue may have an impact on the Company's financial position and its results of operations in future periods. upon issuance of new and currently outstanding convertible securities.

In June 2005, EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.", which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated dept instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of the Issues may have a material effect on our financial position or results of operations in future periods.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.


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

NOTE 3 - Property and Equipment

         Property and equipment consists of the following:

                                                   December      December 31,
                                                     2005            2004
                                                     ----            ----

         Research and development equipment        $ 800,831       $ 876,563
         Office equipment                             73,905          67,603
         Furniture and fixtures                       26,804          26,804
         Leasehold Improvements                       21,075          17,465
                                                    --------        --------
                                                     922,615         988,435
         Less:  accumulated depreciation and
          Amortization                               745,788         703,585
                                                    --------        --------
                                                    $176,827        $284,850
                                                    ========        ========

         Depreciation and amortization expenses charged to operations for the years ended December 31, 2005 and 2004 and for the period February 7, 1997 (inception) to December 31, 2004 was $133,338, $144,846 and
         $896,537, respectively.

NOTE 4 - Notes Payable

The Company financed its annual insurance premiums over a nine-month period with one financing Company. The notes payable balances at December 31, 2005 and 2004 were $152,512 and $165,883, respectively. The balance as of December 31, 2005 is due in monthly installments approximating $19,000 including interest at the rate of 7.95 % per annum through August 2006.

NOTE 5 - Income Taxes

         The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred assets are as follows:

                                           December 31,   December 31,
                                              2005              2004
                                           -----------    -----------
Deferred tax assets(liabilities):
Net operating loss carryforward            $ 7,793,000    $ 5,412,000
Property and equipment                          (6,000)        (1,000)
Accrued expenses                               412,000        443,000
Convertible debentures                         (12,000)            --
     Valuation allowance                    (8,187,000)    (5,854,000)
                                           -----------    -----------
      Net Deferred Tax Asset               $        --    $        --
                                           ===========    ===========


       The expiration dates for the net operating loss carry forward are as follows:

          2019                        $  2,746,000
          2020                           1,467,000
          2021                           1,688,000
          2022                           1,260,000
          2023                           1,607,000
          2024                           4,868,000
          2025                           5,847,000
                                      ------------
                                      $ 19,483,000
                                      ------------

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

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision for income taxes and cumulative effect for a change in accounting principle as follows:

                                                             For the Years Ended
                                                                 December 31,
                                                             -------------------
                                                              2005        2004
                                                             ---------  --------
Tax provision at statutory rate                                (34%)       (34%)
Non deductible expenses                                         (0%)        (1%)
Other                                                             0%          1%
Change in valuation allowance for net deferred tax assets        34%         34%
                                                             ---------  --------
                                                                  0%          0%
                                                             =========  ========

The change in the valuation allowance for deferred tax assets are summarized as follows:

                                                        Years Ended December 31,
                                                           2005         2004
                                                        -----------  -----------
Beginning Balance                                       $ 5,854,000  $ 4,258,000
Change in Allowance                                       2,333,000    1,596,000
                                                        -----------  -----------
Ending Balance                                          $ 8,187,000  $ 5,854,000
                                                        -----------  -----------

As of December 31, 2005 and 2004, the Company has net operating loss carryforwards of $19,483,000 and $13,636,000, respectively, available to offset future taxable income. These carryforwards will expire at various dates through 2025. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a change of control of a company. The Company has not performed an evaluation whether a change of control has taken place and as such, utilization of its net operating losses may be subject to substantial limitation in future periods.

NOTE 6 - Deferred Officers Salaries

Deferred officers' salaries, current and non-current, represent payroll amounts deferred by the former Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO"), which aggregated $939,632 and $986,555 at December 31, 2005 and, 2004, respectively. (See Note 11, Litigation).

NOTE 7 - Securities Purchase Agreement

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock.

The Purchasers are obligated to provide us with the funds as follows:

o $1,000,000 - which was disbursed on November 15, 2005;

o $1,000,000 - which was disbursed on January 4, 2006; and

o $2,000,000 - which will be disbursed within two days of the effectiveness of the registration statement.

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month

In addition the Company entered into a Registration Rights Agreement whereby it was required to file a registration statement with the SEC within the 45 days of the November 14, 2005. The Company is required to use its best efforts to have the registration statement declared effective within 120 days of November 14, 2005. The Registration Rights Agreement required that the number of shares of common stock included in the registration statement was equal to 200% of the common stock underlying the sum of the number of shares that were then issuable upon conversion of the notes and the number of shares that were then issuable upon exercise of the warrants. The Company filed a original registration statement on December 22, 2005 and an amended registration statement on February 13, 2006. The registration statement has not yet been declared effective.

Pursuant to the Registration Rights Agreement, the Company will be subject to liquidation damages of two percent per month of the then outstanding principal amount of the secured convertible notes in the following instances:

      1. If the registration statement is not declared effective within 120 days from November 14, 2005
      2. If the Company fails to timely file all reports with the SEC pursuant to the Securities Exchange Act of 1934
      3. If the Company fails to maintain effectiveness of the registration statement after it has been declared effective.
      4. If the Company's common stock is not listed for quotation on the Nasdaq National Market, Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange once listed there or ceases to be traded on the Over-the-Counter Bulletin Board or equivalent replacement exchange

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets and intellectual property.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The warrants shares carry the same registration rights as the shares underlying the convertible notes. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below the average of the last price on the five days preceding the issuance with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Purchasers' position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of the Company`s common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Under a Guaranty and Pledge Agreement, the Company's President and Chief Executive Officer, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Purchasers, their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of the Company `s common stock issued in its own name, and (ii) to grant to the Purchasers, their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations.

In connection with the closing on November 14, 2005 of the first tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion option on the date of issuance of the notes was $612, 903. The fair value of the warrants on the date of issuance was $160,048. As such the convertible notes were recorded on the date of issuance at the residual value of $227,049. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option is valued at its intrinsic value because of the 40% discount to current market prices of the Company's common stock and the detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the conversion option and warrants for the year ended December 31, 2005 was $284,941.

NOTE 8 - Stockholders'  Equity

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

Series A Convertible Preferred Stock

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,161,249 to deficit accumulated during the development stage in fiscal 2004. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering consummated on August 10, 2005, the conversion price of its series A convertible preferred stock was reduced to $0.50 per share and the exercise of the warrants was reduced to $0.50 per share. As a result of the reduction in the series A convertible preferred stocks conversion price, the Company recorded a non-cash charge of approximately $703,000 during the third quarter of 2005 in accordance with EITF 00-27. On October 28, 2005, as anti-dilution protection, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock to the December 2004 private placement investors. The warrants have an exercise price of $0.75 per share and will expire August 9, 2010. The Company recorded a deemed dividend charge of $449,500 for the fair value of those warrants during the fourth quarter of 2005. As a result of the November 14, 2005 Securities Purchase Agreement the series A preferred stock conversion price was reduced to $0.44 per share pursuant to the anti-dilution clause of the certificate of designation. On January 3, 2006, after the close of the second tranche of the Securities Purchase Agreement, the conversion price of the series A preferred stock was further reduced to $0.39 per share. The series A convertible preferred stock is convertible into shares of common stock (i) at any time at the option of the holder thereof, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq Small Cap Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20, or 200% of the $1.10 conversion price per share, subject to adjustment. No underwriter or selling agent was involved in this offering. As of March 21, 2006 1,851,423 shares of series A preferred stock convert into 4,739,643 shares of common stock.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 7) Because of this the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition the series A convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series A convertible preferred stock. As such the November 14, 2005 sale of convertible debentures caused the series A convertible preferred stock to be convertible into an indeterminate number of shares. Under the guidance of EITF 00-19, share settlement of the series A convertible preferred stock could no longer considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series A convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $586,182. The Company will re-measure the fair value of the embedded conversion option at each reporting date with changes in fair value recorded in its statement of operations for the period which was $16,204 for the year ended December 31, 2005. The fair value of the series A conversion option was $602,386 at December 31, 2005. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock, applicable volatility rates and the period close risk free interest rate for the instruments remaining contractual life.

Proprietary Rights Offering

On August 10, 2005 the Company consummated a subscription rights offering to existing stockholders of the Company, for which the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock convertible originally on a one-to-one basis of the Company's common stock and five year warrants to purchase 703,934 shares of common stock. In accordance with EITF 00-27 the Company recorded a non-cash charge of approximately $420,000 during the third quarter of 2005 associated with the sale of our series B convertible preferred stock. The charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance. As a result of the November 14, 2005 Securities Purchase Agreement the series B preferred stock conversion price was reduced from $0.50 per share to $0.44 per share pursuant to the anti-dilution clause of the certificate of designation. On January 3, 2006, after the close of the second tranche of the Securities Purchase Agreement, the conversion price of the series B preferred stock was further reduced to $0.39 per share. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. As of December 31, 2005 a total of 114,665 shares of series B preferred convertible stock were converted into 114,665 shares of the Company's common stock. As of March 21, 2006 1,369,669 shares of series B preferred stock convert into 1,753,176 shares of common stock.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertivle debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 7). Because of this the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition the series B convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series B convertible preferred stock. As such the November 14, 2005 sale of convertible debentures caused the series B convertible preferred stock to be convertible into an indeterminate number of shares. Under the guidance of EITF 00-19, share settlement of the series B convertible preferred stock could no longer considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series B convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $244,533. The Company will re-measure the fair value of the embedded conversion option at each reporting date with changes in fair value recorded in its statement of operations for the period was $6,760 for the year ended December 31, 2005. The fair value of the series B conversion option was $251,293 at December 31, 2005. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock, applicable volatility rates and the period close risk free interest rate for the instruments remaining contractual life.

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

In 2004, the Company issued warrants in connection with the December 14, 2004 private placement transaction. The warrants entitled the participants of the private placement to purchase up to 465,000 shares of common stock at an exercise price of $1.10 per share. The exercise price was adjusted to $0.50 per share on August 10, 2005 as a result of the consummation of the subscription rights offering. These warrants will expire if unexercised on December 14, 2009. As noted above in October 2005, the investors in the December 2004 private placement received an additional 1,550,000 warrants to purchase the Company's common stock with an exercise price of $0.75, which expire on August 9, 2010.

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

On September 14, 2005, the Company issued warrants to purchase 2,400,000 shares of the Company's common stock in connection with the Letter of Engagement with Trilogy. Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The estimated fair value of the warrants was determined to be $600,000, which was charged to general and administrative expense in September 2005. On October 31, 2005, Trilogy notified the Company that it has resigned the engagement, and the parties have finalized the terms of such resignation. On November 17, 2005 the Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. Under the terms of the Settlement Agreement, Trilogy agreed to return and relinquish all right, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. (See Note 2 "Management Liquidity Plans")

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. The warrants are issued pro rata upon each investment tranche. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. On November 15, 2005 the Purchasers received 1,000,000 warrants and January 16, 2006 the purchasers received 1,000,000 warrants. Another 2,000,000 warrants will be issued to the Purchasers when the registration statement is declared effective.

Pursuant to an amended Finder's Fee Agreement, between Axiom and the Company, Axiom received five year warrants to purchase 378,445 and 395,310 shares of our common stock at an exercise price of $0.65 per share on November 14, 2005 and January 6, 2006, respectively. The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants are issued pro rata upon each investment tranche. The initial market price was $0.211 and $0.202 for the first tranche and second tranche, respectively. Axiom will receive additional warrants when the registration statement is declared effective.

The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. Because of this the Company would not have sufficient authorized shares to settle exercises of the warrants issued to the Purchasers or Axiom on the date of issuance. In addition underlying shares of the Purchasers warrants were subject to the liquidating damages provisions of the Registration Rights Agreement . If the registration statement that was filed by the Company is not declared effective within 120 days from November 14, 2005 or fails to maintain effectiveness of the registration statement then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In accordance with the provisions of EITF 00-19 both the Purchasers and Axiom warrants were recorded as liabilities at their fair values on the date of issuance of $160,048 and $60,569, respectively.(See Note 7)

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement are convertible into an indeterminate number of shares. Because of this the Company might not have sufficient authorized shares in the future to settle exercises of its other issued warrants. Under the guidance of EITF 00-19, share settlement of the Company's other issued warrants could no longer considered to be within the their control. The Company reclassified these other warrants to a liability based on the fair value of the conversion option on November 14, 2005 of $636,412.

The Company will re-measure the fair value of the warrants at each reporting date with changes in fair value recorded in its statement of operations for the period which was $21,679 for the year ended December 31, 2005. The fair value of the Company's warrants was $649,886 at December 31, 2005. The Company used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of the Company's common stock, applicable volatility rates and the period close risk free interest rate for the instruments remaining contractual life.

As of December 31, 2005 and 2004, the Company had warrants outstanding to purchase an aggregate of 5,547,776 and 1,915,397 common shares respectively.

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

NOTE 9 - Stock Option Plan and Warrants

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

For the year ended December 31, 2005, under the 1998 stock option plan, the Company awarded stock options to purchase 1,422,500 shares of common stock, of which 143,000 were to employees, 852,000 were to the Company's President and CEO, 365,000 were to members of the Board of Directors and 62,500 shares were to consultants. At December 31, 2005, options to purchase 3,841,493 shares of common stock were outstanding. These options have exercise prices ranging from $0.55 to $4.00 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

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

As of December 31, 2005, 3,213,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 2,883,000 were stock option grants. Of the 3,213,000 awards, 1,825,000 were granted to our new CEO pursuant to the terms of his employment agreement, 200,000 were issued to an employee, 33,000 were granted to management advisory consultants and 1,155,000 were granted to outside directors for their service to the Company in 2004 and 2005.

On October 26, 2005, the Company's Compensation Committee of the Board of Directors approved accelerating the vesting of approximately 2.9 million stock options held by employees and members of the Board of Directors which were outstanding under the Company's stock plans and granted 1,000,000 options to our President which vest immediately and are exercisable at $0.30 per share. The options have a range of exercise prices of $0.30 to $4.00. The acceleration and immediate vesting affects grants to the Company's President of approximately 2.7 million options having a weighted average exercise price of $0.74. The closing price of the Company's common stock on October 25, 2005, the last trading day before approval of acceleration, was $0.30. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the accelerated and immediate vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $1.6 million (approximately $900,000 of which relates to options held by the President of the Company).

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement are convertible into an indeterminate number of shares. (See Note 7). Because of this the Company might not have sufficient authorized shares in the future to settle exercises of its non employee issued stock options. Under the guidance of EITF 00-19, share settlement of the Company's non employee issued stock options could no longer considered to be within the their control. The Company reclassified these non employee stock options to a liability based on the fair value of the stock options on November 14, 2005 of $104,927. The Company will re-measure the fair value of the non employee stock options at each reporting date with changes in fair value recorded in its statement of operations for the period which was $444 for the year ended December 31, 2005. The fair value of the Company's non employee stock options was $104,483 at December 31, 2005. The Company used the Black Scholes Valuation model to determine the fair value. The significant assumptions used include the actual period closing price of the Company's common stock, applicable volatility rates and the period close risk free interest rate for the instruments remaining contractual life.

A summary of activity under the stock option plans is as follows:

                                      December 31, 2005       December 31, 2004
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                     Shares        Price    Shares       Price

Outstanding, beginning of year      3,039,875    $    .73  2,781,899    $    .96
Options granted                     4,305,500         .83    565,983        2.66
Options exercised                      (5,218)        .55   (113,067)        .74
Options forfeited                    (615,667)       2.24   (194,940)       1.34
                                    ---------    --------  ---------    --------
Outstanding, end of year            6,724,490    $    .94  3,039,875    $    .73
                                    =========    ========  =========    ========
Exercisable, end of year            6,671,240    $   1.06  2,739,306    $    .84
                                    =========    ========  =========    ========

The following table summarizes stock option information as of December 31, 2005:


                                         Options Outstanding

                     Number Outstanding    Weighted Average     Options Number
          Exercise       at Remaining         Contractual       Exercisable At
           Prices     December 31, 2005          Life          December 31, 2005

         $ .30                1,000,000                9.82           1,000,000

         $ .55                  162,659                2.27             162,659

         $ .66                  200,000                4.49             200,000

         $ .92                   13,500                4.49              13,500
         $ .97                1,429,375                2.32           1,429,375
         $1.00                3,002,000                9.02           3,002,000
        $1.135                  264,925                4.67             264,925
        $1.136                  221,796                 .25             221,796
         $1.20                   13,500                4.49              13,500
        $1.375                  250,000                7.75             250,000
        $1.378                    1,818                                   1,818
                                                        .96
         $1.38                      727                 .96                 727
         $2.43                   93,440                1.11              93,440
         $3.75                    6,000                4.49               6,000
         $4.00                   64,750                4.31              64,750
                              ---------                ----           ---------
Total                         6,724,490                2.99           6,724,490
                              =========                ====           ==========

A summary of stock warrant activity is as follows:

                                   December 31, 2005           December 31, 2004
                                               Weighted                Weighted
                                                Average                 Average
                                               Exercise                Exercise
                                  Shares          Price     Shares        Price

Outstanding, beginning of year    1,915,397       $1.06   1,450,397       $1.05
Warrants granted                  6,032,379         .63     465,000        1.10
Warrants exercised                       --          --          --          --
Warrants forfeited               (2,400,000)        .50          --          --
Warrants expired                         --          --          --          --
                                 ----------       -----   ---------       ------
Outstanding, end of year          5,547,776        0.78   1,915,397        1.06
                                 ==========       =====   =========       ======
Exercisable, end of year          5,547,776       $0.78   1,915,397       $1.06
                                 ==========       =====   =========       ======


The following table summarizes warrants information as of December 31, 2005:

                                     Warrants Outstanding

                   Number       Weighted Average    Weighted  Warrants Number
               Outstanding at      Remaining        Average    Exercisable at
   Exercise     December 31,      Contractual       Exercise     December 31,
    Prices          2005             Life            Price               2005

      $ 0.50          465,000               3.96      $ 0.50          465,000
      $ 0.65        1,378,445               4.87      $ 0.65        1,378,445
      $ 0.75        2,253,934               4.61      $ 0.75        2,253,934
      $ 0.97        1,232,208               6.67      $ 0.97        1,232,208
      $ 1.50          218,189               0.97      $ 1.50          218,189
               --------------   ----------------   ---------   --------------
                    5,547,776               4.93      $ 0.78        5,547,776
               ==============   ================   =========   ==============

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

The Company issued warrants to purchase 218,189 shares of its common stock to lead investors in its December 19, 2003 Private Placement (Note 8). These warrants were immediately exercisable at $1.50 per share through December 19, 2006.

The Company issued warrants to purchase 465,000 shares of its common stock to investors in its December 14, 2004 Private Placement (Note 7). These warrants were immediately exercisable at $1.10 per share through December 14, 2009. In August 2005, the exercise price of the warrants was reduced to $0.50 per share after the consummation of the rights offering pursuant to anti dilution provision. In October 2005, the investors in the December 2004 private placement received an additional 1,550,000 warrants to purchase the Company's common stock with an exercise price of $0.75, which expire on August 9, 2010.

The Company issued warrants to purchase 703,934 shares of its common stock to investors in its Proprietary Rights Offering August 10, 2005 (Note 8). These warrants were immediately exercisable at $0.75 per share through August 9, 2010.

The Company issued warrants to purchase 1,000,000 shares of its common stock to the Purchasers in the Securities Purchase Agreement on November 15, 2005 (Note
8). The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

The Company issued warrants to purchase 378,445 shares of its common stock to Axiom pursuant to an amended Finder's Fee Agreement on November 15, 2005 (Note
8). The warrants are exercisable into common stock at an exercise price of $0.65 per share for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price of (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. The initial market price was $0.211.

After the Company entered the Securities Purchase Agreement, and in following the guidance of EITF 00-19, the Company classified its warrants issued, as a liability recorded at fair value on November 14, 2005. (See Note 8 "Warrants").

NOTE 10 - License Agreements

Technology License Agreement

In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Michael
A. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997 with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company was contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a 12-month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company also was obligated to pay this shareholder a royalty of $300 for each device installed at a client's site based only on installations at which the Company derives revenues from the licensed technology. Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Anbar, founding scientist of the Company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum consulting fee of $12,000 for the first 12-month period, as well as a grant of 250,000 additional restricted shares. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement may be extended at either party's option for an additional two-year term.

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

The Lockheed Martin License Agreement

In September 1998, the Company entered into a license agreement with Lockheed Martin Corporation ("Lockheed"), pursuant to which the Company initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The EQWIP technology is protected by a patent owned by Lockheed. In addition, the Company licensed the same rights with respect to patent filings on the EQWIP technology in a number of foreign countries. At the time the Company entered into the license agreement with Lockheed, it believed that these technologies would enhance the sensitivity of the technology it licensed from CalTech.

In order to maintain the exclusivity of the license, the Company was required to meet certain milestones relating to royalty generation, development of markets and territories and utilization of the EQWIP technology in certain percentages of our installed base of diagnostic equipment. If the license agreement remained exclusive and Lockheed provided a source of manufactured EQWIP detectors, the Company agreed to pay Lockheed certain minimum royalties. The Company also agreed to pay Lockheed royalties on revenues the Company derived from utilization of the EQWIP technology. To date, no manufacturer has produced EQWIPs and the Company has not utilized the EQWIP technology licensed from Lockheed and, therefore, believed that the license was no longer exclusive and that no minimum or other royalties were due to Lockheed.

In October 2004, Lockheed requested that the Company pay minimum royalties and other amounts aggregating $2,500,000. (Note 11, Commitments and Contingencies, Litigation).

On January 30, 2006, the Company paid Lockheed $225,000 and issued 500,000 ten year warrants at an exercise price of $0.65 and a fair value of $94,500, as part of a settlement agreement and mutual release which terminates the exclusive license and definitive contract and releases the Company from any and all claims, demands and obligations. (Note 11, Litigation). The Company does not believe that the termination of the license granted under the agreement with Lockheed will have a significant impact on its business. The Company has accrued $323,000 as of December 31, 2005 in connection with this settlement.

NOTE 11 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH ("AIM") in the amount of 478,000 Euros or $564,040 (at the current exchange rates) as of December 31, 2005. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.


Operating Lease Commitments

The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space which expires November 30, 2009.

Future annual minimum lease payments under noncancelable operating leases and arrangements as of December 31, 2005 are as follows:

    For the Year Ending
        December 31,                   Amount
            2006                          60,500
            2007                          62,800
            2008                          65,100
            2009                          61,800
                                     -----------
           Total                     $   250,200
                                     ===========

Rent expense charged to operations for the years ended December 31, 2005 and December 31, 2004 and for period February 7, 1997 (inception) to December 31, 2005 amounted to $66,364, $60,590 and $248,613, respectively.

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

In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised the Company that it believed that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified the Company that, in its view, the Company was in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. The Company responded to Lockheed that, among other reasons, no sums are due to Lockheed from the Company, the license agreement by its terms had become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although the Company believed that it has no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed believed that royalties were due and had demanded payment.. The Company had conducted exploratory discussions with Lockheed regarding terms for a potential settlement of this matter in order to avoid these potential substantial litigation costs and other professional fees.

On January 30, 2006, the Company paid Lockheed $225,000 and issued 500,000 ten year warrants at an exercise price of $0.65 and fair value of $94,500 as part of a settlement agreement and mutual release which terminates the exclusive license and definitive contract and releases the Company from any and all claims, demands and obligations. The Company does not believe that the loss the license with Lockheed will have a significant impact on us. The Company accrued $323,000 in connection with this settlement at December 31, 2005.

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

On February 15, 2005, the Company moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties have recently completed discovery and a final pretrial conference was held on August 17, 2005. The Company is in negotiation with the former CFO to reach a settlement agreement.

While the ultimate outcome of this matter cannot presently be determined with certainty, according to the Company's counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and the Company intends to vigorously defend the claims in this lawsuit. The Company believes that its provision for such in the accompanying financial statements is adequate at December 31, 2005.

The Company is not a party to any other pending or threatened legal proceedings.


Employment and Consulting Agreements

On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its new President and CEO, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company has entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. The employment agreement provides that Mr. O'Connor will receive a fixed salary at an annual rate of $225,000. The Company also agreed to issue to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of the Company's common stock of the Company at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company is also obligated to pay Mr. O'Connor the balance of his prior employment contract bonus of $55,000 if unpaid as a result of his change of employment. The Company paid the $55,000 bonus to Mr. O'Connor in two equal installments, April 2005 and January 2006. Finally, based upon the attainment of specified performance goals determined by our Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor
(1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant.

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, the Company announced that it entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remains a member of the Board of Directors. The agreement, which terminates Mr. Fauci's previous employment agreement with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of shareholders to continue as a Board member. The agreement also provides for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations at December 31, 2005:


                                                Aggregate
                                               Commitment
                                               ----------
    Year ending December 31, 2006                 575,000
    Year ending December 31, 2007                 291,500
    Year ending December 31, 2008                 195,000
                                               ----------
               Totals                          $1,061,500
                                               ==========


NOTE 12 - Related Party Transactions

 Among the purchasers of the Company's series A convertible preferred stock were Jed Schutz, George Benedict and Joseph T. Casey, each of whom is a director of the Company. Mr. Schutz purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. Mr. Benedict purchased 100,000 shares of series A convertible preferred stock for a purchase price of $100,000, and was issued warrants to purchase 30,000 shares of common stock. Mr. Casey purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. The purchase price of the shares was determined with reference to the then current market price of the Company's common stock. In October 2005, each investor in the December 2004 private placement, as anti dilution protection, received additional five year warrants to purchase the Company's common stock at an exercise price of $0.75 per share which if unexercised will expire on August 9, 2010. Mr. Schutz and Mr. Casey each received 250,000 additional warrants. Mr. Benedict received 100,000 additional warrants. Effective December 31, 2005, George Benedict voluntarily resigned from his position from the Company's Board of Directors.

Among the purchasers of the Company's series B convertible preferred stock were Jed Schutz, Joseph T. Casey and Dr. Michael Davis, each of whom is a director of the Company. Mr. Schutz purchased 100,000 shares of series B convertible preferred stock for a purchase price of $50,000, and issued warrants to purchase 50,000 shares of common stock. Mr. Casey purchased 150,000 shares of series B convertible preferred stock for a purchase price of $75,000, and was issued warrants to purchase 75,000 shares of common stock. Dr. Davis purchased 10,000 shares of series B convertible preferred stock for a purchase price of $5,000, and was issued warrants to purchase 5,000 shares of common stock.

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, the Company entered into a consulting agreement with Mark A. Fauci, a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of stockholders to continue as a board member. The agreement also provides for a three-year payout schedule of the obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

The Company purchases all of its insurance policies with the exception of employee health insurance, from a company in which a member of its Board of Directors is the Chairman. Insurance premiums paid in fiscal 2005 and 2004 approximated $241,000 and $239,000, respectively. Effective December 31, 2005, this board member, voluntarily resigned from his position from the Company's Board of Directors.


The Company's Chairman of the Board, Hon. Joseph F. Lisa, currently serves as counsel in the intellectual property department of the New York office of Greenberg Traurig, LLP, an international law firm. In the year ended December 31, 2005 and 2004, Greenberg Traurig LLP billed the Company approximately $677,200 and $570,300, respectively for legal services rendered. Effective December 31, 2005, Joseph Lisa voluntarily resigned from his position from the Company's Board of Directors.


Under a Guaranty and Pledge Agreement entered into on November 14, 2005, the Company's President and Chief Executive Officer, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Purchasers , their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of the Company's common stock issued in the Company's name, and (ii) to grant to ,their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations.

During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of the Board of Directors was compensated $95,000 for his service in this role to the Company. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure our Board. The Company offered Dr. Davis a new consulting contract in January 2006, whereby he will provide medical and scientific expertise for the Company. The terms of the contract have not yet been finalized.

NOTE 13 - Public Offering Costs

The Company discontinued its efforts to pursue an initial public offering in April 1999. The Company expensed $501,992 of costs incurred in connection with its proposed initial public offering in the year ended December 31, 1998.

NOTE 14 - Subsequent Events

On January 3, 2006, the Company issued shares of its series A and series B convertible preferred stock as dividends in-kind to the holders of its series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of the Company at the close of business on the applicable record date, which was December 15, 2005.

Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at the Company's option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of its common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board). Holders of series A preferred stock were issued 301,423 shares of series A preferred stock convertible The Company inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates and thereafter the Company will issue an aggregate of 117,795 series A preferred dividend shares. The 10 day volume-weighted average price of our common stock was $0.206.

Holders of our series B preferred stock are entitled to receive a cumulative dividend of 7% per year, payable annually in cash or, at the Company's option, in additional shares of series B preferred stock (computed on the basis of the 10-day volume-weighted average price of its common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board). The holders of series B preferred stock were issued of 76,467 shares of series B preferred stock. The Company inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates and thereafter the Company will issue an aggregate of 59,766 series B preferred dividend shares. The 10 day volume-weighted average price of our common stock was $0.206.

On January 4, 2006, the Company received $1 million in gross proceeds that was payable upon our filing of a registration statement with the Securities and Exchange Commission ("SEC") in connection with the Company's November 14, 2005, Securities Purchase Agreement with the Purchasers which registers shares of our common stock underlying (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of the Company's common stock. In connection with this second closing, the Company issued an aggregate of $1,000,000 principal amount secured convertible promissory notes and warrants to purchase 1,000,000 shares of common stock. Upon receipt of proceeds in the 2nd tranche of the Securities Purchase Agreement, the Company paid Axiom $65,000 and issued 395,310 five year warrants a to puchase shares of the Company's common stock at an exercise price of $0.65.


On January 9, 2006, Company hired Robert P. Ellis as the Company's Senior Vice President, Business Development. On March 14, 2006, the Board of Directors granted Mr. Ellis 667,000 stock options to purchase 667,000 shares of the Company's common stock at an exercise price of $0.30 per share. The 667,000 stock options vest over a three year period with 25% vesting immediately and the balance vesting equally over each remaining year. In aggregate, the fair value of the stock options issued to Mr. Ellis was $137,402 on the date of the grant and will be recorded as a compensation charge ratably as the options vest in accordance with SFAS 123(R).

On January 30, 2006, Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Lockheed. The Settlement Agreement terminates the Exclusive License Agreement concerning Enhanced Quantum Well Infrared Photodetector technology the Company and Lockheed entered into on September 29, 1998 ("License Agreement") and Definitive Contract No. 6249801 concerning the fabrication of Focal Plan Arrays that the Company and Lockheed entered into on June 24, 1998 (the "Definitive Contract"). Under the terms of the Settlement Agreement the Company agreed to pay a one-time, fully paid up license fee of $225,000 to Lockheed and the Company also agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to the expiration date (as defined below), one share of the Company's common stock for $0.65 per share; such warrants shall expire on December 28, 2015 ("Expiration Date"). In consideration for this settlement payment, Lockheed has agreed to release the Company and terminate all prior agreements and understandings between Lockheed and the Company, including but not limited to any and all claims which relate to, arise from, or are in any manner connected to: (i) the License Agreement; (ii) the Definitive Contract; or
(iii) any claimed license fees or other monetary consideration, whether accrued or not. In addition, the Company agreed to cease using any of the EQWIP technology that was the subject of the patents referenced in the License Agreement. The Company does not believe that the loss the license granted under the agreement with Lockheed will have a significant impact on it. The fair value of the warrants issued in the settlement was $94,500 on the date of the grant.

On February 13, 2006, the Company entered into a letter of agreement (the "Agreement") with The Investor Relations Group, Inc. ("IRG"). Under the Agreement IRG will provide investor relations services for the Company. In consideration for its services, the Company will pay IRG $10,000 per month. In addition, the Company delivered 325,000 restricted shares of its common stock to IRG with a fair value of $61,750 on the date of the grant. These shares will be restricted for a period of two years from the date of execution of the Agreement.

On February 13, 2006, the Company issued 12,000 shares of its restricted stock to Dr. Michael Anbar as part of the February 2005 two-year consulting agreement with the fair value of $2,280 on the date of grant. The stock is compensation for Dr. Anbar's work with senior management, to provide support and assistance in order to advance our commercialization strategy, expand our clinical applications and enhance new product development efforts.


On March 14, 2006 the Company granted 30,000 stock options to purchase 30,000 shares of its common stock from its 2005 Incentive Plan to each of its outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to the Company for the first nine months of 2006. These 10 year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from the Company's 2005 Incentive Plan for their service to the Company in 2006. The 10 year stock options vest immediately and have an exercise price of $0.24 per share. The Company's audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of its common stock at an exercise price of $0.24 per share from the Company's 2005 Incentive Plan. In aggregate the 1,110,000 options granted to the outside members of the Board of Directors had a fair value of $258,630 on the date of the grant. The fair value of the options will be recorded as a compensation charge in the first quarter of 2006 in accordance with SFAS 123(R).