Form 10QSB
period 2006-03-31
Advanced BioPhotonics Inc.
filed 2006-05-19
CIK 1096182

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

For the fiscal quarter ended March 31, 2006      Commission file number: 0-27943

                                 ---------------

                           ADVANCED BIOPHOTONICS INC.

        (Exact name of small business issuer as specified in its charter)

           Delaware                                              11-3386214
-------------------------------                              -------------------

(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  125 Wilbur Place, Suite 120
-------------------------------                              -------------------
       Bohemia, New York                                            11716

     (Address of principal                                       (Zip Code)
      executive offices)

      Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of the registrant's Common Stock as of May 12, 2006 was 30,732,772 shares.

      Transitional Small Business Disclosure Format. Yes |_| No |X|

================================================================================

                           ADVANCED BIOPHOTONICS INC.

                   MARCH 31, 2006 FORM 10-QSB QUARTERLY REPORT

                                      INDEX

                                                                            Page
                                                                            ----

PART I.......................................................................F-1

     Item 1. - Financial Statements..........................................F-1

     Item 2 - Management's Discussion and Analysis or Plan of Operation........2

     Item 3 - Controls and Procedures.........................................10

PART II.......................................................................12

     Item 1 - Legal Proceedings...............................................12

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.....13

     Item 3 - Default Upon Senior Securities..................................14

     Item 4 - Submission of Matters to a Vote of Security Holders.............14

     Item 5 - Other Information...............................................15

     Item 6 - Exhibits and Reports on Form 8-K................................15

                                     PART I

Item 1. Financial Information

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         2006           2005
                                                     ------------   ------------
                                                     (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                          $    579,498   $    868,363
  Prepaid expenses and other current assets               149,251        207,589
                                                     ------------   ------------

      Total Current Assets                                728,749      1,075,952

  Property and equipment, net                             241,533        176,827
  Other assets:
    Equipment deposits                                    232,977        257,983
    Deferred financing costs, net                         390,938        220,962
    Security deposits                                       9,662          9,662
                                                     ------------   ------------

      TOTAL ASSETS                                   $  1,603,859   $  1,741,386
                                                     ============   ============

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

                                                     March 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)
CURRENT LIABILITIES
  Notes payable                                    $     95,320    $    152,512
  Accounts payable and accrued expenses                 561,279         445,991
  Professional fees payable                             261,852         242,171
  License agreement payable                                  --         323,000
  Deferred officers salaries                            534,632         504,632
  Dividends payable                                          --          77,729
                                                   ------------    ------------
      Total Current Liabilities                       1,453,083       1,746,035
                                                   ------------    ------------
  Convertible debentures(net of debt
   discount $1,725,777)                                 274,223         241,829
  Detachable warrants                                 1,947,661         878,708
  Non employee stock options                            170,178         104,483
  Conversion option on convertible debentures         3,500,000         891,892
  Conversion option on series A convertible
   preferred stock                                    1,350,798         602,387
  Conversion option on series B convertible
   preferred stock                                      499,656         251,293
  Deferred officers salaries, non current               375,000         435,000
                                                   ------------    ------------

      Total Long Term Liabilities                     8,117,516       3,405,592
                                                   ------------    ------------
      Total Liabilities                               9,570,599       5,151,627
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Series A Convertible preferred stock, $.01
   par value, 3,000,000 shares authorized;
   1,851,423 and 1,550,000 shares issued and
   outstanding, respectively, liquidation
   preference $1,851,423 and $1,550,000,
   respectively                                          18,514          15,500
  Series B Convertible preferred stock, $.01 par
   value, 7,000,000 shares authorized; 1,369,669
   and 1,293,202 shares issued and outstanding,
   respectively, liquidation preference $684,835
   and $640,776, respectively                            13,697          12,932
  Common stock, $.001 par value; 200,000,000
   shares authorized; 33,409,772 issued and
   30,732,772 outstanding in 2006 and 33,072,772
   shares issued and 30,395,772 outstanding,
   in 2005 respectively                                  33,410          33,073
  Additional paid-in capital                         19,353,568      18,897,622
  Deferred compensation                                (144,978)        (48,722)
  Deficit accumulated during the development
   stage                                            (27,238,274)    (22,317,969)
  Treasury stock, at cost, 2,677,000 and shares
   issued                                                (2,677)         (2,677)
                                                   ------------    ------------
      Total Stockholders' Deficiency                 (7,966,740)     (3,410,241)
                                                   ------------    ------------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIENCY                 $  1,603,859    $  1,741,386
                                                   ============    ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                  Cumulative For the
                                                                                     Period From
                                                                                   February 7, 1997
                                                        For the Quarter ended         (inception)
                                                               March 31,                through
                                                     ----------------------------      March 31,
                                                         2006            2005            2006
                                                     ------------    ------------    ------------
                                                      (Unaudited)     (Unaudited)     (Unaudited)
  DEVELOPMENT REVENUES                               $         --    $         --    $     69,800
  DEVELOPMENT COSTS                                            --              --          20,000
                                                     ------------    ------------    ------------
      GROSS PROFIT                                             --              --          49,800

OPERATING EXPENSES
  Research and development                                339,433         659,458       9,058,656
  Selling, general and administrative                     982,875         901,914      10,660,015
  Related party legal expense                                  --              --         544,881
  Write-off of public offering costs                           --              --         501,992
                                                     ------------    ------------    ------------
      TOTAL OPERATING EXPENSES                          1,322,308       1,561,372      20,765,544
      OPERATING LOSS                                   (1,322,308)     (1,561,372)    (20,715,744)

  Change in fair value of non employee stock
   options, warrants and conversion options             3,505,237              --       3,828,426
  Interest and other  expenses, net                        92,760          10,210       1,112,597
                                                     ------------    ------------    ------------
      NET LOSS                                         (4,920,305)     (1,571,582)    (25,656,767)

  Series A Convertible Preferred Stock beneficial
   conversion feature                                          --              --       1,161,249
  Series B Convertible Preferred Stock beneficial
   conversion feature                                          --              --         420,258
  Deemed dividend on issuance of additional Series
   A Convertible Preferred Stock Warrants                      --              --         449,500
  Accumulated Dividends on Series A Convertible
   Preferred Stock                                         15,500          18,083          80,083
  Accumulated Dividends on Series B Convertible
   Preferred Stock                                         11,316              --          28,930
                                                     ------------    ------------    ------------

      NET LOSS ATTRIBUTABLE TO COMMON
      STOCKHOLDERS-BASIC AND DILUTED
                                                     $ (4,947,121)   $ (1,589,665)   $(27,796,787)
                                                     ============    ============    ============

  Basic and diluted net loss per share               $      (0.16)   $      (0.05)
                                                     ============    ============
  Weighted average number of shares outstanding        30,571,761      29,705,271
                                                     ============    ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

            Advanced BioPhotonics Inc(A Development Stage Enterprise)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
             For the Period February 7, 1997 Through March 31, 2006


                                                                                                          Series A
                                              Common Stock                Treasury Stock               Preferred Stock
                                          Shares        Amount         Shares         Amount        Shares         Amount
                                       ------------  ------------   ------------   ------------   ------------  ------------
Balance at January 1, 2006               33,072,772  $     33,073     (2,677,000)  $     (2,677)     1,550,000  $     15,500

  Issuance of  series A Convertible
    Preferred Stock to settle
     accrued dividends                           --            --             --             --        301,423         3,014
  Issuance of  series B Convertible
    Preferred Stock to settle
     accrued dividends                           --            --             --             --             --            --
    Issuance of stock options for
     services rendered
    Amortization of deferred stock
     compensation                                --            --             --             --             --            --
    Issuance of common stock for
     services rendered                      337,000           337             --             --             --            --

  Net Loss                                       --            --             --             --             --            --
                                       ------------  ------------   ------------   ------------   ------------  ------------

Balance at March 31, 2006 (Unaudited)    33,409,772  $     33,410     (2,677,000)  $     (2,677)     1,851,423  $     18,514
                                       ============  ============   ============   ============   ============  ============

                                                                                                   Deficit
                                                                                                 Accumulated
                                               Series B             Additional     Deferred       During the
                                             Preferred Stock         Paid-in-     Stock Based    Development
                                          Shares       Amount        Capital      Compensation      Stage          Total
                                       ------------  ------------  ------------   ------------   ------------   ------------
Balance at January 1, 2006                1,293,202  $     12,932  $ 18,897,622   $    (48,722)  ($22,317,969)  ($ 3,410,241)

  Issuance of  series A Convertible
    Preferred Stock to settle
     accrued dividends                           --            --        (3,014)            --             --             --
  Issuance of  series B Convertible
    Preferred Stock to settle
     accrued dividends                       76,467           765          (765)            --             --             --
    Issuance of stock options for
     services rendered                                                  396,032       (396,032)            --             --
    Amortization of deferred stock
     compensation                                --            --            --        299,776             --        299,776
    Issuance of common stock for
     services rendered                           --            --        63,693             --             --         64,030

  Net Loss                                       --            --            --             --     (4,920,305)    (4,920,305)
                                       ------------  ------------  ------------   ------------   ------------   ------------

Balance at March 31, 2006 (Unaudited)     1,369,669  $     13,697  $ 19,353,568   $   (144,978)  $(27,238,274)  $ (7,966,740)
                                       ============  ============  ============   ============   ============   ============

                   The accompanying notes are an integral part
                         of these financial statements

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Cumulative For the
                                                                                       Period From
                                                                                     February 7, 1997
                                                            For the Quarter ended       (inception)
                                                                  March 31,               through
                                                         ---------------------------     March 31,
                                                             2006           2005           2006
                                                         ------------   ------------   ------------
                                                         (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $ (4,920,305)  $ (1,571,582)  $(25,656,767)
                                                         ------------   ------------   ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                              21,002         27,985        917,538
    Loss on disposal of net assets                                 --             --         20,584
    Unrealized loss from foreign currency
     transactions                                                  --             --         19,271
    Warrants issued to related party for legal
     services                                                      --             --         95,000
    Issuances of warrants and stock options for
     services rendered                                        394,276         15,094      2,574,972
    Issuance of common stock  as compensation                  64,030        212,500        774,530
    Amortization of original issue discount                        --             --        329,625
    Amortization of deferred financing costs                   34,120             --        231,852
    Amortization of debt discount on convertible
     debentures                                                32,394             --         47,173
    Write off of deferred offering costs                                          --         37,000
    Change in fair value of non-employee stock
    options, warrants and conversion options                3,505,237             --      3,828,426

    Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                  58,338         61,959        213,430
    Other assets                                                   --       (172,753)      (143,907)
    Accounts payable and accrued expenses                    (188,031)       230,018      1,016,995
    Deferred officers salaries                                (30,000)        (6,923)       909,632
                                                         ------------   ------------   ------------
      NET CASH USED IN OPERATING ACTIVITIES                (1,028,939)    (1,203,702)   (14,784,646)
                                                         ------------   ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  (Purchases) / refund of purchase price of
   property and equipment                                     (60,702)         1,878     (1,294,807)
                                                         ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (costs of) issuance of common stock                --             --     12,522,477
  Net proceeds from issuance of Series A preferred
   stock                                                           --             --      1,518,928
  Net proceeds from issuance of Series B preferred
   stock                                                           --             --        491,688
  Proceeds from issuance of warrants                               --             --         40,000
  Proceeds from options exercised                                  --          2,880         44,880
  Issuance of bridge note payable                                  --             --      1,025,000
  Payment of deferred financing costs                        (122,032)            --       (334,532)
  Proceeds from convertible debenture, net                    980,000             --      1,875,000
  Repayment of notes payable                                  (57,192)       (63,701)      (524,490)
                                                         ------------   ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               800,776        (60,821)    16,658,951
                                                         ------------   ------------   ------------
      NET (DECREASE) INCREASE IN CASH                        (288,865)    (1,262,645)       579,498

CASH AND CASH EQUIVALENTS -Beginning                          868,363      3,403,712             --
                                                         ------------   ------------   ------------
  CASH AND CASH EQUIVALENTS - Ending                     $    579,498   $  2,141,067   $    579,498
                                                         ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the periods for:
    Interest                                             $     69,812   $      2,474   $  1,039,307
    Income Taxes                                                   --             --          4,059

  Non cash investing and financing activities:
    Conversion of bridge notes                                     --             --      1,065,625
    Conversion of accounts payable to notes
     payable                                                       --             --        237,861
    Insurance premiums financed using a note                       --             --        545,411
  Cashless exercise of stock options resulting  the
   issuance of 27,399 shares of common stock                       --             --             27
  Issuance of collateral shares in Company's name                  --             --          2,677
  Beneficial conversion charge attributable to
   Series A preferred stock                                        --             --      1,161,249
  Beneficial conversion charge attributable
   to Series B preferred stock                                     --             --        420,258
Deemed dividend onissuance of warrants to series A
 preferred stockholders                                            --             --        449,500
Dividends accrued on preferred stock                               --             --         77.729
Recovery of Trilogy warrants                                       --             --         44,000
Conversion option liability on the convertible
 debenture                                                    851,852             --      1,464,755
Reclassification of conversion option liability on
 convertible preferred stock                                  152,166             --        982,881
Reclassification of non-employee stock option                      --             --        104,927
Detachable warrants liability - convertible debenture         157,000             --        317,047
Reclassification of  detachable warrants                           --             --        636,412

Detachable warrants  issued as deferred financing costs
                                                               62,064             --        122,634

                   The accompanying notes are an integral part
                    of these condensed financial statements.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

Following the completion of the Recapitalization, the December 19, 2003 private offering (Note 6), related stock purchase and payment of equity-based transaction fees, the shareholders of the Company owned 21,538,400 shares, or 72.8% of the outstanding shares of Promos' common stock. The Company filed a Certificate of Dissolution on December 29, 2003 with the Delaware Secretary of State and promptly thereafter, in accordance with the tax-free reorganization provisions of Internal Revenue Code Section 368(a) (1) (C), liquidated the shares of Promos' common stock it received in the Recapitalization to its stockholders in proportion to their respective interests in OmniCorder Technologies, Inc. The consideration and other terms of these transactions were determined as a result of arm's-length negotiations between the parties.

As more fully described in Note 6, all share and per share amounts have been retroactively restated in all periods for the effect of the Recapitalization.

NOTE 2 - Summary of Significant Accounting Policies

Accounting Policies

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements as filed in its Annual Report on Form 10-KSB for the year ended December 31, 2005. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Management's Liquidity Plans

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through March 31, 2006 of $27,238,274 and cash flows used in operating activities during the development stage of $14,784,646. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 6, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its Series A convertible preferred stock (initially convertible into 1,409,091 shares of common stock) and issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share which expire December 14, 2009. The Company received gross proceeds of $1,550,000 in the private placement. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", a non-cash charge of $1,161,249 was recorded to deficit accumulated during the development stage, which is the difference between the relative fair value of the series A preferred stock and the fair market value of our common stock issuable pursuant to the conversion terms on the date of issuance. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering the warrant exercise price was reduced to $0.50 per share. On November 14, 2005, the sale of $1,000,000 of securities under the Securities Purchase Agreement described below and in Note 5, triggered anti dilution provisions which reduced the conversion price of the series A convertible preferred stock from $0.50 to $0.44 per share. On January 3, 2006, after the sale of an additional $1,000,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further. Every 1 share of series A preferred stock held can be converted into 2.56 shares of common stock for a total of 4,739,643 shares of common stock. The conversion price was adjusted based on the calculation set forth in the anti-dilution clause in the certificate of designation of the series A preferred stock. The conversion price Series A preferred stock shall be adjusted so that it shall equal the price determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company's common stock and
(B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. The Company recorded a deemed dividend charge of $449,500 for the fair value of those warrants during the fourth quarter of 2005. The Company could receive an additional $1,395,000 if all of the warrants issued to the Series A stockholders are exercised though there is no assurance these warrants will be exercised. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. On January 3, 2006, the Company issued 301,423 shares of series A convertible preferred stocks as in-kind dividends to the holders of series A preferred stock as of the dividend record date of December 15, 2005. The Company inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates and thereafter the Company will issue an aggregate of 117,795 series A preferred dividend shares.

On August 10, 2005, the Company consummated a subscription rights offering to existing stockholders of the Company. The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. The Company issued the subscription rights at the current rate of one right for approximately 4.33 shares of its common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107 on the record date. Each subscription right represented the right to purchase one share of newly-created series B preferred stock. The shares of series B convertible preferred stock are convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. Stockholders that purchased shares of our series B preferred stock in the rights offering will be issued, for no additional consideration, five-year warrants to purchase that number of shares of the Company's common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. In accordance with EITF 00-27 the Company recorded a non-cash charge of approximately $420,000 during the year ended December 31, 2005 associated with the sale of our series B convertible preferred stock. As a result of anti-dilution provisions relating to the series B convertible preferred stock that were triggered by the November 14, 2005 sale of $1,000,000 of securities under the Securities Purchase Agreement described below and in Note 5, the shares of the series B convertible preferred stock had an conversion price of $0.44 per share. On January 3, 2006, after the sale of an additional $1,000,000 of securities under the Securities Purchase Agreement, the conversion price of the series B preferred stock was further reduced. Every 1 share of series B preferred stock converts into 1.28 shares of common stock for a total of 1,753,176 shares of common stock. The conversion price was adjusted based on the calculation set forth in the anti-dilution clause in the certificate of designation of the series B preferred stock. The conversion price Series B preferred stock shall be adjusted so that it shall equal the price determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company's common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). As of March 31, 2006, 114,665 shares of series B convertible stock were converted into 114,665 shares of the Company's common stock. On January 3, 2006, the Company issued 76,467 shares of series B convertible preferred stock as in-kind dividends in to the holders of series B preferred stock as of the dividend record date of December 15, 2005. The Company inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates and thereafter the Company will issue an aggregate of 59,766 series B preferred dividend shares. The Company could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised. The Company incurred legal and accounting fees in connection with the rights offering totaling approximately $212,000.

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

On September 14, 2005, the Company finalized a Letter of Engagement with Trilogy pursuant to which Trilogy agreed to implement a marketing program, and, to the extent the Company requested to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement had an initial term of 12 months and was terminable by the Company or Trilogy at any time thereafter upon 30 days' prior written notice. For their services Trilogy was to be paid $12,500 per month and was issued 2,400,000 warrants to purchase shares of the Company's common stock (see Note 6). Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The warrants had an estimated fair value of $600,000 on the date of issuance and were recorded in general and administrative expense during the quarter ended September 30, 2005. The Company agreed to support the marketing program set up by Trilogy with a budget of not less than $200,000. On October 31, 2005, Trilogy notified the Company that it has resigned the engagement.

On November 17, 2005 the Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. The terms of the Settlement Agreement are that the Company agreed to pay Trilogy 3% of the gross proceeds they receive from the Securities Purchase Agreement the Company entered into on November 14, 2005 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC ("the Purchasers") for the sale of (i) $4,000,000 in secured convertible notes and
(ii) 4,000,000 warrants. The Company also agreed to pay Trilogy $1,664 for marketing costs and $6,250 for fees under the Letter of Engagement from the period October 14, 2005 through November 1, 2005. Trilogy agreed to return and relinquish all rights, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. The Company paid $60,000 and accrued $60,000 related to this settlement as of March 31,2006 with $44,000 allocated to the recovery of warrants.

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

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. See Note 5, Securities Purchase Agreement.

As of March 31, 2006, the Purchasers have provided the Company $2,000,000 of the $4,000,000 in two tranches. The final payment of $2,000,000 will be disbursed within two days of the effectiveness of a registration statement.

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets and intellectual property. The Company was required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006 and April 7, 2006 but has not yet been declared effective. If the registration statement is not declared effective within 120 days from November 14, 2005 or if the Company fails to maintain effectiveness of the registration statement, then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the then outstanding principal amount of the convertible debentures in shares or cash. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, it will be required to pay liquidated damages in shares or cash, at its election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will earn a finders fee of $260,000 in cash of which $65,000 was paid on November 16, 2005 and $65,000 was paid on January 6, 2006, and $130,000 will be paid when the registration statement is declared effective. In addition, Axiom will receive five year warrants to purchase shares of the Company's common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005 and 395,310 were granted on January 6, 2006 (see Note 6). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211 and $0.202 for the 1st tranche and 2nd tranche, respectively.

The Securities Purchase Agreement as described above, upon conversion of notes, will trigger the anti-dilution provisions in our Series A convertible preferred stock and Series B convertible preferred stock. Both the Series A and Series B preferred stock will be convertible into additional shares of common stock. See
Note 6.

On March 7, 2005, the Company's board of directors unanimously agreed to extend the original stock lock-up agreements entered into in September 2004 and set to expire on March 17, 2005, until December 31, 2005. Under this agreement, all board members extended their commitment not to publicly sell any of their shares through the end of 2005. This agreement was not extended in 2006.

As of March 31, 2006, the Company had cash balances and working capital deficit of $579,498 and $724,334, respectively and total stockholders' deficit of $7,966,740. At May 11, 2006, the Company has approximately $808,000 in cash balances.

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

The Company continues to further improve its system for target end-market applications based upon pilot site feedback. Current systems production is driven by its need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold, leased, or converted to revenue generating sites at some time in the future. The Company will build and deploy these units to the extent that they advance its product development and validation efforts and its drive to commercialization. On November 1, 2004, the Company delivered the new cancer therapy monitoring configuration of our BioScanIR(R) System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. In the first quarter of 2006, the Company entered into a pilot site agreement with Yale University School of Medicine ("Yale"). Yale will begin to conduct clinical trials using the Company's BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale will use the Company's BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo, then monitoring the healing process of the transplanted flaps. The clinical trial at Yale will build upon earlier work done at the University of Geneva in reconstructive surgery. As of March 31, 2006, the Company had three fully functional prototype or commercial units installed in various U.S. medical institutions for testing and evaluation.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro) 439,500, or $530,740 as of March 31, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

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

Convertible Debentures and Derivative Liabilities

In November 2005 the Company entered into a Securities Purchase Agreement for convertible notes and warrants. (See Note 5). The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The convertible notes are recorded at their residual value. The resultant discount is accreted up to the maturity date of the convertible notes using the effective interest rate method.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. Because the convertible notes are convertible into an indeterminate number of shares the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments, such as convertible preferred stock, warrants and non employee stock options. As a result of this and anti-dilution features triggered in certain of these instruments the Company reclassified these instruments from equity to a liability based on their fair values on November 14, 2005 (See Notes 5 & 6).

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the three months ended March 31, 2006 the Company recorded a $3,430,800 charge as a result of the change in fair value of these derivative instruments.

Revenue Recognition

The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at that time and that will comply with accounting principles generally accepted in the United States as they relate to its business practices. For full disclosure of the Company's revenue recognition policies, refer to the Notes to Financial Statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

      Total potential common shares as of March 31, 2006:

      Warrants to purchase common stock           7,443,086

      Options to purchase common stock            8,167,850

      Series A convertible preferred stock        4,739,643

      Series B convertible preferred stock        1,753,176

      Conversion of convertible debenture:

      (1st & 2nd  Tranche)                       16,666,667
                                                 ----------

                                                 38,770,422
                                                 ==========

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS 123 (R) "), using the modified-prospective-transition method. As a result, the Company's net loss before taxes for the three months ended March 31, 2006 was $292,981 lower than if it had continued to account for share-based compensation under the Accounting Principles Board ("APB") opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25").

Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation, ("SFAS No. 123"). Except for one employee who's stock option grant had intrinsic value, the Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all other options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non-employees of the Company based upon the intrinsic value (the difference between the exercise price on the date of grant and the deemed fair value of the common stock.

Three months ended March 31, 2005

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition an Disclosure", which was amended SFAS No. 123, the Company elected to continue to follow intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                             Three Months Ended
                                                               March 31, 2005
                                                             ------------------
Net operating  loss as reported                              $       (1,571,582)
                                                             ==================
Net loss attributable to common shareholders -
  basic and diluted                                          $       (1,589,665)
Deduct:
  Total stock-based employee
    compensation expense
    determined under fair value
    based method for all awards                                        (181,016)
                                                             ------------------
  Pro forma net loss                                         $       (1,770,681)
                                                             ==================
Basic and diluted net loss per
  share as reported                                          $            (0.05)
                                                             ==================
Basic and diluted pro forma net
  loss per share                                             $            (0.06)
                                                             ==================

On January 9, 2006, Company hired Robert P. Ellis as the Company's Senior Vice President, Business Development. On March 14, 2006, the Board of Directors granted Mr. Ellis 667,000 stock options to purchase 667,000 shares of the Company's common stock at an exercise price of $0.30 per share. The 667,000 stock options vest over a three year period with 25% vesting immediately and the balance vesting equally over each remaining year. In aggregate, the fair value of the stock options issued to Mr. Ellis was $137,402 on the date of the grant and will be recorded as a compensation charge ratably as the options vest in accordance with SFAS 123R.

On March 14, 2006 the Company granted 30,000 stock options to purchase 30,000 shares of its common stock from its 2005 Incentive Plan to each of its outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to the Company for the first nine months of 2006. These 10 year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from the Company's 2005 Incentive Plan for their service to the Company in 2006. The 10 year stock options vest immediately and have an exercise price of $0.24 per share. The Company's audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of its common stock at an exercise price of $0.24 per share from the Company's 2005 Incentive Plan. In aggregate the 1,110,000 options granted to the outside members of the Board of Directors had a fair value of $258,630 on the date of the grant. The fair value of the options was recorded as a compensation charge in the first quarter of 2006 in accordance with SFAS 123R.

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

In June 2005, the EITF reached consensus on Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Specifically, Statement 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. The adoption of the Issue may have an impact on the Company's financial position and its results of operations in future periods upon issuance of new and currently outstanding convertible securities.

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

NOTE 3 - Deferred Officers Salaries

Deferred officers salaries, current and non-current, represent payroll amounts deferred by the former Chief Executive Officer and former Chief Financial Officer, which aggregated $909,632 and $939,632 at March 31, 2006 and December 31, 2005, respectively. (See Note 9, Litigation).

NOTE 4 - Notes Payable

The Company financed its annual insurance premiums over a nine-month period with one financing Company. The notes payable balances at March 31, 2006 and 2005 were $95,320 and $152,512, respectively. The balance as of March 31, 2006 is due in monthly installments approximating $19,000 including interest at the rate of
7.95 % per annum through August 2006.

NOTE 5 - Securities Purchase Agreement

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

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month

In addition the Company entered into a Registration Rights Agreement whereby it was required to file a registration statement with the SEC within the 45 days of the November 14, 2005. The Company is required to use its best efforts to have the registration statement declared effective within 120 days of November 14, 2005. The Registration Rights Agreement required that the number of shares of common stock included in the registration statement was equal to 200% of the common stock underlying the sum of the number of shares that were then issuable upon conversion of the notes and the number of shares that were then issuable upon exercise of the warrants. The Company filed a original registration statement on December 22, 2005 and an amended registration statements on February 13, 2006 and April 7, 2006. The registration statement has not yet been declared effective.

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

In connection with the closing on November 14, 2005 of the first tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion option on the date of issuance of the notes was $612,903. The fair value of the warrants on the date of issuance was $160,048. As such the convertible notes were recorded on the date of issuance at the residual value of $227,049. On January 4, 2006 in the 2nd tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock , the fair value of the conversion option on the date of issuance of the notes was $851,852 and the fair value of the warrants on the date of issuance was $157,000. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $8,852 charge which is included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options. The convertible note was recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option is valued at its intrinsic value because of the 40% discount to current market prices of the Company's common stock and the detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock price ($0.33), applicable volatility rates (131.41%), remaining contractual life (4.8 years) and the period close risk free interest rate for the instruments expected remaining life (4.82%) are the key assumptions used in the valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the conversion option for the three months ended March 31, 2006 was $1,756,256.

NOTE 6 - Stockholders' Equity

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

In connection with the private offering and recapitalization transaction, the Company incurred cash transaction expenses which reduced the proceeds as follows: (i) placement agent fees associated with the private offering of approximately $289,000, including reimbursement expenses which were paid on closing; (ii) investor and financial relations services fees associated with the recapitalization transaction of approximately $135,000 and (iii) legal fees and reimbursement expenses associated with the recapitalization transaction of approximately $223,000.

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

Series A Convertible Preferred Stock

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,161,249 to deficit accumulated during the development stage in fiscal 2004. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering consummated on August 10, 2005, the conversion price of its series A convertible preferred stock was reduced to $0.50 per share and the exercise of the warrants was reduced to $0.50 per share. As a result of the reduction in the series A convertible preferred stocks conversion price, the Company recorded a non-cash charge of approximately $703,000 during the third quarter of 2005 in accordance with EITF 00-27. On October 28, 2005, as anti-dilution protection, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock to the December 2004 private placement investors. The warrants have an exercise price of $0.75 per share and will expire August 9, 2010. The Company recorded a deemed dividend charge of $449,500 for the fair value of those warrants during the fourth quarter of 2005. As a result of the November 14, 2005 Securities Purchase Agreement the series A preferred stock conversion price was reduced to $0.44 per share pursuant to the anti-dilution clause of the certificate of designation. Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series A preferred stock converted into 2 shares of common stock. On January 3, 2006, after the close of the second tranche of the Securities Purchase Agreement, the conversion price of the series A preferred stock was further reduced to $0.39. The original investment price of $1.00 per share for the series A preferred stock is then divided by the $0.39 per share and result in the conversion of 1 share of series A preferred stock into 2.56 shares of common stock. The conversion price of the Series A preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company's common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at the Company's option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of its common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board). Holders of series A preferred stock were issued 301,423 shares of series A preferred stock convertible The Company inadvertently issued an additional 183,869 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. The Company intends to send a notice letter to the holders requesting the shareholders return the certificates and thereafter the Company will issue an aggregate of 117,554 series A preferred dividend shares. The 10 day volume-weighted average price of our common stock was $0.206.

The Company reviewed the provisions of SFAS 133 to determine if derivative accounting was required for the embedded conversion option in the series A preferred stock and whether that conversion option should be bifurcated from the preferred stock instrument. The Company analyzed the embedded conversion option following the guidance of EITF 00-19 to determine if the conversion option should be recorded as equity or a liability at the date of issuance of the preferred stock pursuant to the scope exception of paragraph 11(a) of SFAS 133. The Company concluded that the embedded conversion option met all the requirements under EITF 00-19 on the date of issuance to be recorded as an equity instrument.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (see Note 5) Because of this the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition the series A convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series A convertible preferred stock. As such the November 14, 2005 sale of convertible debentures caused the series A convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series A convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series A convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $586,182. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $135,037. Excess of fair value over the dividend payable of $60,600 was recorded as a charge of $74,437 in the statement of operation in change of fair value of non-emploee stock options, warrants and conversion options. The Company re-measured the fair value of the embedded conversion option and recorded a charge of $613,374 for the change in fair value for the three months ended March 31, 2006 in its statement of operations. The fair value of the Series A conversion option was $1,350,797 and $602,386 at March 31, 2006 and December 31, 2005 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.33), applicable volatility rates (131.41%), remaining contractual life (5 years) and the period close risk free interest rate for the instruments remaining contractual life (4.82%).

Proprietary Rights Offering

On August 10, 2005 the Company consummated a subscription rights offering to existing stockholders of the Company, for which the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock convertible originally on a one-to-one basis of the Company's common stock and five year warrants to purchase 703,934 shares of common stock. In accordance with EITF 00-27 the Company recorded a non-cash charge of approximately $420,000 during the third quarter of 2005 associated with the sale of our series B convertible preferred stock. The charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance. As a result of the November 14, 2005 Securities Purchase Agreement the series B preferred stock conversion price was reduced from $0.50 per share to $0.44 per share pursuant to the anti-dilution clause of the certificate of designation. Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series B preferred stock converted into 1 share of common stock. On January 3, 2006, after the close of the second tranche of the Securities Purchase Agreement, the conversion price of the series B preferred stock was further reduced to $0.39. The original investment price of $0.50 per share for the series B preferred stock is then divided by the $0.39 per share and result in the conversion of 1 share of series B preferred stock into 1.28 shares of common stock. The conversion price of the Series B preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company's common stock and
(B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

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

The Company reviewed the provisions of SFAS 133 to determine if derivative accounting was required for the embedded conversion option in the series A preferred stock and whether that conversion option should be bifurcated from the preferred stock instrument. The Company analyzed the embedded conversion option following the guidance of EITF 00-19 to determine if the conversion option should be recorded as equity or a liability at the date of issuance of the preferred stock pursuant to the scope exception of paragraph 11(a) of SFAS 133. The Company concluded that the embedded conversion option met all the requirements under EITF 00-19 on the date of issuance to be recorded as an equity instrument.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 5) Because of this the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition the series B convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series B convertible preferred stock. As such the November 14, 2005 sale of convertible debentures caused the series B convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series B convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series B convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $244,533. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $17,129. The Company re-measured the fair value of the embedded conversion option and recorded a charge of $231,234 for the change in fair value for the three months ended March 31, 2006 in its statement of operations. The fair value of the Series B conversion option is $499,655 and $251,293 at March 31, 2006 and December 31, 2005 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.33), applicable volatility rates (131.41%), remaining contractual life (5 years) and the period close risk free interest rate for the instruments remaining contractual life (4.82%).

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

On September 14, 2005, the Company issued warrants to purchase 2,400,000 shares of the Company's common stock in connection with the Letter of Engagement with Trilogy. Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The estimated fair value of the warrants was determined to be $600,000, which was charged to general and administrative expense in September 2005. On October 31, 2005, Trilogy notified the Company that it has resigned the engagement, and the parties have finalized the terms of such resignation. On November 17, 2005 the Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. Under the terms of the Settlement Agreement, Trilogy agreed to return and relinquish all right, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. (See Note 2, "Management Liquidity Plans")

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. The warrants are issued pro rata upon each investment tranche. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. On November 15, 2005 the Purchasers received 1,000,000 warrants and January 4, 2006 the purchasers received 1,000,000 warrants. Another 2,000,000 warrants will be issued to the Purchasers when the registration statement is declared effective.

Pursuant to an amended Finder's Fee Agreement, between Axiom and the Company, Axiom received five year warrants to purchase 378,445 and 395,310 shares of our common stock at an exercise price of $0.65 per share on November 14, 2005 and January 4, 2006, respectively. The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants are issued pro rata upon each investment tranche. The initial market price was $0.211 and $0.202 for the first tranche and second tranche, respectively. Axiom will receive additional warrants when the registration statement is declared effective.

The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. Because of this the Company would not have sufficient authorized shares to settle exercises of the warrants issued to the Purchasers or Axiom on the date of issuance. In addition underlying shares of the Purchasers warrants were subject to the liquidating damages provisions of the Registration Rights Agreement. If the registration statement that was filed by the Company is not declared effective within 120 days from November 14, 2005 or fails to maintain effectiveness of the registration statement then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In accordance with the provisions of EITF 00-19 both the Purchasers and Axiom warrants were recorded as liabilities at their fair values on the date of issuance of $160,048 and $60,569, respectively. In January 2006, the warrants issued to both the Purchasers and Axiom in connection with the 2nd tranche were recorded as liabilities at their fair values on the date of issuance of $157,000 and $62,064, respectively. (See Note 5)

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement are convertible into an indeterminate number of shares. Because of this the Company might not have sufficient authorized shares in the future to settle exercises of its other issued warrants. Under the guidance of EITF 00-19, share settlement of the Company's other issued warrants could no longer considered to be within the their control. The Company reclassified these other warrants to a liability based on the fair value on November 14, 2005 of $636,412. The Company will re-measured the fair value of the warrants at the end of each reporting period and record the change in fair value in its statement of operations.

On January 30, 2006, Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Lockheed Martin ("Lockheed"). (See Note 9 -Litigation) Under the terms of the Settlement Agreement the Company agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company's common stock for $0.65 per share. Because of the convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement (See note 5) the Company might not have sufficient authorized shares in the future to settle exercises of these issued warrants. Under the guidance of EITF 00-19 the Company classified these warrants as liability based on their fair value of $94,500 on the date of grant.

The Company re-measured the fair value of all its issued warrants at March 31, 2006 and recorded a charge of $755,389 for the change in fair value in its statement of operations for the period. The fair value of the warrants is $1,947,661 and $878,708 at March 31, 2006 and December 31, 2005, respectively.
The Company used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of the Company's common stock ($0.33), remaining contractual life (from .70 - 9.80 years), applicable volatility rates (131.41%) and the period close risk free interest rate for the instruments remaining contractual life (4.82% - 4.86%).

As of March 31, 2006 and December 31, 2005, the Company had warrants outstanding to purchase an aggregate of 7,443,086 and 5,547,776 common shares respectively.

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

NOTE 7 - Stock Option Plans

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

At March 31, 2006, and December 31, 2005 options to purchase 3,807,853 and 3,841,493 shares of common stock were outstanding, respectively. These options have exercise prices ranging from $0.55 to $4.00 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

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

As of March 31, 2006, 4,690,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 4,360,000 were stock option grants. As of December 31, 2005, 3,213,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 2,883,000 were stock options. On March 14, 2006 the Company granted 30,000 stock options to purchase 30,000 shares of its common stock from its 2005 Incentive Plan to each of its outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to the Company for the first nine months of 2006. These 10 year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from the Company's 2005 Incentive Plan for their service to the Company in 2006. The 10 year stock options vest immediately and have an exercise price of $0.24 per share. The Company's audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of its common stock at an exercise price of $0.24 per share from the Company's 2005 Incentive Plan. In aggregate the 1,110,000 options granted to the outside members of the Board of Directors had a fair value of $258,630 on the date of the grant. On the same date, the Board of Directors granted the Company's Senior Vice President 667,000 stock options to purchase 667,000 shares of the Company's common stock at an exercise price of $0.30 per share. The 667,000 stock options vest over a three year period with 25% vesting immediately and the balance vesting equally over each remaining year. In aggregate, the fair value of the stock options issued to Mr. Ellis was $137,402 on the date of the grant. The fair value of all the options granted have been recorded as a compensation charge in the first quarter of 2006 in accordance with SFAS 123(R).

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement are convertible into an indeterminate number of shares. (see Note 5). Because of this the Company might not have sufficient authorized shares in the future to settle exercises of its non employee issued stock options. Under the guidance of EITF 00-19, share settlement of the Company's non employee issued stock options could no longer considered to be within the their control. The Company reclassified these non employee stock options to a liability based on the fair value of the stock options on November 14, 2005 of $104,927. The Company re-measured the fair value of the non employee stock options at March 31, 2006 and recorded a charge of $65,695 for the change in fair value for the three months end March 31, 2006 in its statement of operations. The fair value of the Company's non employee stock options was $170,178 and $104,483 at Mach 31, 2006 and December 31, 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value. The significant assumptions used include the actual period closing price of the Company's common stock ($0.33), applicable volatility rates (131.41%), remaining contractual life (0.67 - 4.42 yrs) and the period close risk free interest rate for the instruments remaining contractual life (4.82% - 4.83%).

NOTE 8 - License Agreements

Technology License Agreement

In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Michael
A. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997 with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company was contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a 12-month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company also was obligated to pay this shareholder a royalty of $300 for each device installed at a client's site based only on installations at which the Company derives revenues from the licensed technology. Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Anbar, founding scientist of the Company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum consulting fee of $12,000 for the first 12-month period, as well as a grant of 250,000 additional restricted shares. On February 13, 2006 in accordance with the 2005 amended settlement agreement, the Company issued 12,000 restricted shares of its common stock to Dr. Anbar. The fair value of the stock was $2,280 on the date of grant. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement may be extended at either party's option for an additional two-year term.

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

The Lockheed Martin License Agreement

In September 1998, the Company entered into a license agreement with Lockheed pursuant to which the Company initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The EQWIP technology is protected by a patent owned by Lockheed. In addition, the Company licensed the same rights with respect to patent filings on the EQWIP technology in a number of foreign countries. At the time the Company entered into the license agreement with Lockheed, it believed that these technologies would enhance the sensitivity of the technology it licensed from CalTech.

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

In October 2004, Lockheed requested that the Company pay minimum royalties and other amounts aggregating $2,500,000. (Note 9, Commitments and Contingencies, Litigation).

On January 30, 2006, the Company paid Lockheed $225,000 and issued 500,000 ten year warrants at an exercise price of $0.65 and a fair value of $94,500, as part of a settlement agreement and mutual release which terminates the exclusive license and definitive contract and releases the Company from any and all claims, demands and obligations. (Note 9, Litigation). The Company does not believe that the termination of the license granted under the agreement with Lockheed will have a significant impact on its business. In accordance with the provisions of EITF-0019, the warrants were recorded as a liability at fair value on the date of grant. The Company will re-measure the fair value at the end of each recording period and record the change in fair value in its statement of operation.

NOTE 9 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH ("AIM") in the amount of 439,500 Euros or $530,740 (at the current exchange rates) as of March 31, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments
The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space, which lease expires November 30, 2009.

Future annual minimum lease payments under noncancelable operating leases and arrangements as of March 31, 2006 are as follows:

                                                                         Amount
                                                                        --------
      Nine Months Ending December 31, 2006                              $ 45,500
      Year Ending December 31, 2007                                       62,800
      Year Ending December 31, 2008                                       65,100
      Year Ending December 31, 2009                                       61,800
                                                                        --------

           Total                                                        $235,200
                                                                        ========

Rent expense charged to operations for the three months ended March 31, 2006 and March 31, 2005 and for period February 7, 1997 (inception) to March 31, 2006 amounted to $16,254, $18,529, and $264,867, respectively

Litigation

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

In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised the Company that it believed that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified the Company that, in its view, the Company was in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. The Company responded to Lockheed that, among other reasons, no sums are due to Lockheed from the Company, the license agreement by its terms had become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although the Company believed that it had no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed believed that royalties were due and had demanded payment.. The Company had conducted exploratory discussions with Lockheed regarding terms for a potential settlement of this matter in order to avoid these potential substantial litigation costs and other professional fees.

On January 30, 2006, Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Lockheed. The Settlement Agreement terminates the Exclusive License Agreement concerning EQWIP technology the Company and Lockheed entered into on September 29, 1998 ("License Agreement") and Definitive Contract No. 6249801 concerning the fabrication of Focal Plan Arrays that the Company and Lockheed entered into on June 24, 1998 (the "Definitive Contract"). Under the terms of the Settlement Agreement the Company agreed to pay a one-time, fully paid up license fee of $225,000 to Lockheed and the Company also agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company's common stock for $0.65 per share. In consideration for this settlement payment, Lockheed has agreed to release the Company and terminate all prior agreements and understandings between Lockheed and the Company, including but not limited to any and all claims which relate to, arise from, or are in any manner connected to: (i) the License Agreement;
(ii) the Definitive Contract; or (iii) any claimed license fees or other monetary consideration, whether accrued or not. In addition, the Company agreed to cease using any of the EQWIP technology that was the subject of the patents referenced in the License Agreement. The Company does not believe that the loss the license granted under the agreement with Lockheed will have a significant impact on it. The fair value of the warrants issued in the settlement was $94,500 on the date of the grant.

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

While the ultimate outcome of this matter cannot presently be determined with certainty, according to the Company's counsel, Greenberg Traurig, LLP, the remaining claims are without merit, and the Company intends to vigorously defend the claims in this lawsuit. The Company believes that its provision for such in the accompanying financial statements is adequate at March 31, 2006.

The Company is not a party to any other pending or threatened legal proceedings.

Employment and Consulting Agreements

On February 13, 2006, the Company entered into a letter of agreement with The Investor Relations Group, Inc. ("IRG"). Under the Agreement, on a month to month basis, IRG will provide investor relations services for the Company. In consideration for its services, the Company will pay IRG $10,000 per month. In addition, the Company delivered 325,000 restricted shares of the Company's common stock to IRG. These shares will be restricted for a period of two years from the date of execution of the Agreement. The restricted shares had a fair value of $61,750 on the date of grant. The Company recorded the expense of the restricted stock at its fair value in its statement of operation.

On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its new President and CEO, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company has entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. The employment agreement provides that Mr. O'Connor will receive a fixed salary at an annual rate of $225,000. The Company also agreed to issue to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of the Company's common stock of the Company at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company is also obligated to pay Mr. O'Connor the balance of his prior employment contract bonus of $55,000 if unpaid as a result of his change of employment. The Company paid the $55,000 bonus to Mr. O'Connor in two equal installments, April 2005 and January 2006. Finally, based upon the attainment of specified performance goals determined by our Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor
(1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant. On March 14, 2006 the Board of Directors approved a performance bonus of $28,000 in accordance with Mr. O'Connor's employment agreement. The payment will be deferred until such time the CEO in his sole discretion, determines the Company's financial situation supports such payment.

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

Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Michael A. Anbar, founding scientist of the Company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum fee of $12,000 for the first twelve month period as well as a grant of 250,000 additional restricted shares. On February 13, 2006 in accordance with the 2005 amended settlement agreement, the Company issued 12,000 restricted shares of its common stock to Dr. Anbar. The fair value of the stock was $2,280 on the date of grant. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement may be extended at either party's option for additional two-year terms.

The following table summarizes the aggregate commitments under employment and related agreement obligations as of March 31, 2006:

                                                      Aggregate
                                                     Commitment
                                                     ----------
      Nine months ending December 31,2006              $438,800
      Year ending December 31, 2007                     291,500
      Year ending December 31, 2008                     195,000
                                                     ----------
           Totals                                      $925,300
                                                     ==========

NOTE 10 - Related Party Transactions

Among the purchasers of the Company's series A convertible preferred stock were Jed Schutz and Joseph T. Casey, each of whom is a director of the Company. Mr. Schutz purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. Mr. Casey purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. A former director, George Benedict invested $100,000 and received 100,000 shares of series A convertible preferred stock and warrants to purchase 30,000 shares of common stock at an exercise price of $0.50. Mr. Benedict resigned from our board effective December 31, 2005. The purchase price of the shares was determined with reference to the then current market price of the Company's common stock. In October 2005, each investor in the December 2004 private placement, as anti dilution protection, received additional five year warrants to purchase the Company's common stock at an exercise price of $0.75 per share which if unexercised will expire on August 9, 2010. Mr. Schutz and Mr. Casey each received 250,000 additional warrants. Mr. Benedict received 100,000 additional warrants.

Among the purchasers of the Company's series B convertible preferred stock were Jed Schutz, Joseph T. Casey,Dr. Michael Davis, each of whom is a director of the Company and former director George Benedict. Mr. Schutz and Mr. Benedict each purchased 100,000 shares of series B convertible preferred stock for a purchase price of $50,000, and issued warrants to purchase 50,000 shares of common stock. Mr. Casey purchased 150,000 shares of series B convertible preferred stock for a purchase price of $75,000, and was issued warrants to purchase 75,000 shares of common stock. Dr. Davis purchased 10,000 shares of series B convertible preferred stock for a purchase price of $5,000, and was issued warrants to purchase 5,000 shares of common stock.

On January 3, 2006, we issued shares of our series A and series B convertible preferred stock as dividends in-kind to the holders of our series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of our company at the close of business on the applicable record date, which was December 15, 2005. Joseph Casey, as co-trustee for the Casey Living Trust, and Jed Schutz each received 48,616 shares of series A convertible preferred stock as dividends. Our former director, George Benedict received 19,447 shares of series A convertible preferred stock as dividends. Joseph Casey, as co-trustee for the Casey Living Trust was issued 8,869 shares of series B preferred stock as dividends. Jed Schutz and George Benedict each received 5,913 shares and Michael Davis received 591 shares of series B preferred stock as dividends.

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

During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of the Board of Directors was compensated $95,000 for his service in this role to the Company. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure our Board. The Company offered Dr. Davis a new consulting contract in January 2006, whereby he will provide medical and scientific expertise for the Company. Dr, Davis will be compensated $5,000 per month for his consulting services. This agreement was amended in May 2006. Dr. Davis' compensation will be reduced to $2,500 per month during June, July and August 2006.

NOTE 11 - Subsequent Events

On May 10, the Company received an advance of $600,000 on the final tranche of $2,000,000 from the purchasers in the November 2005 Securities Purchase Agreement. The remaining $1,400,000 will be paid within two days of the effectiveness of the registration statement under the terms of the agreement. In accordance with the terms of the Securities Purchase Agreement, the Company issued to the purchasers 600,000 five year warrants to purchase 600,000 shares of its common stock at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. Upon the effectiveness of the registration statement, after the Company receives the remaining $1,400,000, it will issue to the purchasers 1,400,000 warrants under the same terms.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will receive five year warrants to purchase 173,580 shares of our common stock at an exercise price of $0.65 per share on May 10, 2006. The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants are issued pro rata upon each investment tranche. The initial market price was $0.277 for the advance of the third tranche. Axiom will receive additional warrants when the registration statement is declared effective. Also, pursuant to the amended Finder's Fee Agreement, Axiom will earn a 6.5% finders fee on the advance of the third tranche. Under the agreement, Axiom is to receive in total $260,000 in cash of which $65,000 was paid on November 16, 2005, $65,000 was paid on January 6, 2006, $39,000 was paid on May 12, 2006 and $91,000 will be paid when the registration statement is declared effective

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

Corporate Information

On May 1, 2006, the Company hired David Wright as the Company's Vice President of Operations. There are no understandings or arrangements between Mr. Wright and any other person pursuant to which Mr. Wright was selected as an executive officer of the Company. Mr. Wright does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Prior to joining Advanced BioPhotonics Inc., since March 2004, Mr. Wright had been Director of Service for DOBI Medical International, Inc., a publicly traded company specializing in breast imaging technology. From 2002 to 2004 he served various roles at Swissray America including Director of Service, Director of IT and Director of Technical Operations. Previously, over the last 20 years, Mr. Wright had held positions in medical imaging operations with such companies as Toshiba Medical Systems and Fonar Corporation.

Mr. Anthony Lombardo, a director of privately-held OmniCorder since August 2003, and member of the Company's Board of Directors since January 2004 informed the Company that he will not stand for re-election at its annual stockholder meeting June 13, 2006. There are no disagreements or disputes between Mr. Lombardo and the Company which led to his decision. The Board of Directors nominated James Wavle for appointment as a new Director subject to stockholder approval. Mr. Wavle has more than thirty-five years of experience in the health care field, serving in senior management positions since 1974. He has operational experience in both a large pharmaceutical company and a major biotechnology firm. Since 2004, Mr. Wavle has been a member of the Board of Directors of Polymerix Corporation, a privately-held, development stage medical device and specialty pharmaceutical company utilizing therapeutic polymer technology. From 1997 to 2003, he served as Chairman, President & CEO of Therics, Inc., a high-technology healthcare company. In addition, from 2001 to 2003, he served as President of Molecumetics, Ltd., a drug discovery company. He also served as President of Tredegar Biotech from 2000 to 2003. At that time, Molecumetics, Ltd. was a subsidiary of Tredegar Corporation, as was Therics, which became a Tredegar subsidiary in 1999. From 1987 until his retirement in 1992, Mr. Wavle served as President and later as CEO of Centocor, Inc., where he guided the corporation's transition from a diagnostics firm into a multinational biopharmaceutical company with manufacturing and sales organizations in the United States and Europe. From 1981 to 1987, he served as President of Parke-Davis, the pharmaceutical unit of Warner-Lambert, where he was responsible for manufacturing, marketing and sales, as well as worldwide pharmaceutical research. Earlier, he was Senior Vice President & General Counsel of Warner-Lambert Company. Mr. Wavle holds a B.A. from Adelphi University, a J.D. from Georgetown University, and an L.L.M. in International Law from New York University.

Discussion of Financial Condition, Changes in Financial Condition and Results of Operations and Management's Liquidity Plans

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through March 31, 2006, in the amount of $27,238,274. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 8 to Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, we completed a private placement of 1,550,000 shares of its Series A convertible preferred stock (initially convertible into 1,409,091 shares of common stock) and issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of our common stock at an exercise price of $1.10 per share which expire December 14, 2009. We received gross proceeds of $1,550,000 in the private placement. We allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", a non-cash charge of $1,161,249 was recorded to deficit accumulated during the development stage, which is the difference between the relative fair value of the series A preferred stock and the fair market value of our common stock issuable pursuant to the conversion terms on the date of issuance. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering the warrant exercise price was reduced to $0.50 per share. On November 14, 2005, the sale of $1,000,000 of securities under the Securities Purchase Agreement described below and in Note 5 of the accompanying financial statements, triggered anti dilution provisions which reduced the conversion price of the series A convertible preferred stock from $0.50 to $0.44 per share. On January 3, 2006, after the sale of an additional $1,000,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further. Every 1 share of series A preferred stock held can be converted into 2.56 shares of common stock for a total of 4,739,643 shares of common stock. The conversion price was adjusted based on the calculation set forth in the anti-dilution clause in the certificate of designation of the series A preferred stock. The conversion price Series A preferred stock shall be adjusted so that it shall equal the price determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of our common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, we issued additional five year warrants to purchase 1,550,000 shares of our common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. We recorded a deemed dividend charge of $449,500 for the fair value of those warrants during the fourth quarter of 2005. We could receive an additional $1,395,000 if all of the warrants issued to the Series A stockholders are exercised though there is no assurance these warrants will be exercised. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock. On January 3, 2006, we issued 301,423 shares of series A convertible preferred stocks as in-kind dividends to the holders of series A preferred stock on the dividend record date of December 15, 2005. We inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates and thereafter we will issue an aggregate of 117,795 series A preferred dividend shares.

On August 10, 2005, we consummated a subscription rights offering to our existing stockholders. We distributed to holders of our common stock transferable subscription rights to purchase shares of our newly-created series B convertible preferred stock. We issued the subscription rights at the current rate of one right for approximately 4.33 shares of our common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107 on the record date. Each subscription right represented the right to purchase one share of newly-created series B preferred stock. The shares of series B convertible preferred stock were convertible into shares of common stock on a one-for-one basis (i) at any time at the option of the holder, and (ii) automatically, as of the close of business on the 20th consecutive trading day on which the closing bid price for the common stock on the principal stock exchange or market on which it is listed, or if not traded on such exchange, on the OTC Bulletin Board, is at least $2.20 per share. Stockholders that purchased shares of our series B preferred stock in the rights offering will be issued, for no additional consideration, five-year warrants to purchase that number of shares of our common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. At the closing of the subscription rights offering on August 10, 2005,we received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at our option, additional shares of series B convertible preferred stock. In accordance with EITF 00-27 we recorded a non-cash charge of approximately $420,000 during the year ended December 31, 2005 associated with the sale of our series B convertible preferred stock. As a result of anti-dilution provisions relating to the series B convertible preferred stock that were triggered by the November 14, 2005 sale of $1,000,000 of securities under the Securities Purchase Agreement described below and in Note 5 of the accompanying financial statements, the shares of the series B convertible preferred stock have an conversion price of $0.44 per share. On January 3, 2006, after the sale of an additional $1,000,000 of securities under the Securities Purchase Agreement, the conversion price of the series B preferred stock was further reduced. Every 1 share of series B preferred stock converts into 1.28 shares of common stock for a total of 1,753,176 shares of common stock. The conversion price was adjusted based on the calculation set forth in the anti-dilution clause in the certificate of designation of the series B preferred stock. The conversion price Series B preferred stock shall be adjusted so that it shall equal the price determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of our common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). As of March 31, 2006, 114,665 shares of series B convertible stock were converted into 114,665 shares of our common stock. On January 3, 2006,we issued 76,467 shares of series B convertible preferred stock as in-kind dividends in to the holders of series B preferred stock on the dividend record date of December 15, 2005. We inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates and thereafter we will issue an aggregate of 59,766 series B preferred dividend shares. We could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised. We incurred legal and accounting fees in connection with the rights offering totaling approximately $212,000.

On July 25, 2005, we signed a non-exclusive finder's fee agreement with Trilogy Capital Partners, Inc. ("Trilogy"). Trilogy agreed to act as finder to seek us financing and other strategic relationships. Under this agreement, if we received any financing from a qualified introduction during the fee agreement period, we would be required to pay Trilogy a cash finder's fee equal to 10% of the gross proceeds of the financing. The fee period commenced the date of the agreement and was to terminate one year following the termination of Trilogy as finder. Either us or Trilogy could terminate the agreement at any time. There are no assurances that Trilogy will be able to locate suitable investors or that we will close a transaction with investors introduced by Trilogy.

On September 14, 2005,we finalized a Letter of Engagement with Trilogy pursuant to which Trilogy agreed to implement a marketing program, and, to the extent we requested to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement had an initial term of 12 months and was terminable by us or Trilogy at any time thereafter upon 30 days' prior written notice. For their services Trilogy was to be paid $12,500 per month and was issued 2,400,000 warrants to purchase shares of our common stock (see Note 6 of the accompanying financial statements). Each warrant represents the right to purchase one share of our common stock for $0.50 per share at any time through the third year of issuance. The warrants had an estimated fair value of $600,000 on the date of issuance and were recorded in general and administrative expense during the quarter ended September 30, 2005. We agreed to support the marketing program set up by Trilogy with a budget of not less than $200,000. On October 31, 2005, Trilogy notified us that it has resigned the engagement.

On November 17, 2005 we entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. The terms of the Settlement Agreement are that we agreed to pay Trilogy 3% of the gross proceeds we receive from the Securities Purchase Agreement we entered into on November 14, 2005 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC ("the Purchasers") for the sale of
(i) $4,000,000 in secured convertible notes and (ii) 4,000,000 warrants. We also agreed to pay Trilogy $1,664 for marketing costs and $6,250 for fees under the Letter of Engagement from the period October 14, 2005 through November 1, 2005. Trilogy agreed to return and relinquish all rights, title and interest to the 2,400,000 warrants they were given and release us of all prior agreements and understandings between us and Trilogy. We paid $60,000 and accrued $60,000 related to this settlement as of March 31,2006 with $44,000 allocated to the recovery of warrants.

On September 23, 2005, we signed a non-exclusive finder's fee agreement with Axiom Capital Management, Inc. ("Axiom"). Axiom will use its best efforts to introduce us to prospective investors with respect to an offering of issuance of any security by us, in private placement or series of private placements. Axiom agreed to introduce to us, only proposed investors that qualify as "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933. We agreed that for each introduced investor that completes a transaction with us, we shall pay to Axiom (i) an amount in cash equal to 8% of the dollar value of any securities issued by us which are purchased by each introduced investor; and (ii) warrants to purchase the number of shares of our common stock as shall equal 8% of shares sold in that transaction to each introduced investor. The agreement will continue until (i) a final closing of a transaction
(ii) terminated by either party on 30 days prior written notice to the other party or (iii) terminated immediately on written notice by one party to the other party upon material breach of the agreement. On November 8, 2005, an addendum was added to the agreement which reduced the percentage that we shall pay to Axiom, to an amount in cash equal to 6.5% from 8% of the dollar value of any securities issued by us.

On November 14, 2005, we entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. See Note 5, Securities Purchase Agreement.

As of March 31, 2006, the Purchasers have provided us $2,000,000 of the $4,000,000 in two tranches. The final payment of $2,000,000 will be disbursed within two days of the effectiveness of a registration statement.

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of its assets and intellectual property. We were required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006 and April 7, 2006 but it has not yet been declared effective. If the registration statement is not declared effective within 120 days from November 14, 2005 or if the we fail to maintain effectiveness of the registration statement, then we will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the then outstanding principal amount of the convertible debentures in shares or cash. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we will be required to pay liquidated damages in shares or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Under a Guaranty and Pledge Agreement, our President and Chief Executive Officer, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Purchasers, their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of our common stock issued in its name, and (ii) to grant to the Purchasers, their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations.

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Purchasers were accredited Purchasers and/or qualified institutional buyers, the Purchasers had access to information about us and their investment, the Purchasers took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Pursuant to the amended Finder's Fee Agreement, between us and Axiom, Axiom will earn a finders fee of $260,000 in cash of which $65,000 was paid on November 16, 2005 and $65,000 was paid on January 6, 2006, and $130,000 will be paid when the registration statement is declared effective. In addition, Axiom will receive five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005 and 395,310 were granted on January 6, 2006 (see Note 6 of the accompanying financial statements). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211 and $0.202 for the 1st tranche and 2nd tranche, respectively.

The Securities Purchase Agreement as described above, upon conversion of notes, will trigger the anti-dilution provisions in our Series A convertible preferred stock and Series B convertible preferred stock. Both the Series A and Series B preferred stock will be convertible into additional shares of common stock. (see
Note 6 of the accompanying financial statements).

On March 7, 2005, our board of directors unanimously agreed to extend the original stock lock-up agreements entered into in September 2004 and set to expire on March 17, 2005, until December 31, 2005. Under this agreement, all board members extended their commitment not to publicly sell any of their shares through the end of 2005. This agreement was not extended in 2006.

As of March 31, 2006, we had cash balances and working capital deficit of $579,498 and $724,334, respectively and total stockholders' deficit of $7,966,740. At May 11, 2006, the Company has approximately $808,000 in cash balances.

Management estimates that it will require additional cash resources during 2006, based upon its current operating plan and condition. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR(R) system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

The BioScanIR(R) System has received FDA Section 510(k) clearance, permitting its sale in the U.S., and CE mark approval permitting its sale in Europe. Our approved labeling permits it to market the BioScanIR(R) system for use in imaging a large variety of diseases - such as cancer and vascular disease - that affect the movement of blood (known as blood perfusion), in tissue and organs.

We continue to further improve our system for target end-market applications based upon pilot site feedback. Current systems production is driven by its need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold, leased, or converted to revenue generating sites at some time in the future. We will build and deploy these units to the extent that they advance our product development and validation efforts and our drive to commercialization. On November 1, 2004, we delivered the new cancer therapy monitoring configuration of our BioScanIR(R) System to the Cleveland Clinic's Department of Hematology/Oncology for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. In the first quarter of 2006, we entered into a pilot site agreement with Yale University School of Medicine ("Yale"). Yale will begin to conduct clinical trials using our BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale will use our BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo, then monitoring the healing process of the transplanted flaps. The clinical trial at Yale will build upon earlier work done at the University of Geneva in reconstructive surgery. As of March 31, 2006, we had three fully functional prototype or commercial units installed in various U.S. medical institutions for testing and evaluation.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro) 439,500, or $530,740 as of March 31, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

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

For a discussion of the accounting policies we intend to employ with respect to revenue recognition, inventory and capitalized costs, refer to the "Summary of Significant Accounting Policies-Basis of Presentation" in the Notes to our Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Based upon the circumstances at the time, we will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to our business practices, including licensing, lease/rental, and outright sale. Since we have not generated any significant revenues to date, our expected revenue model may change as market conditions dictate.

Results of Operations

The following represents a summary of the results of operations for the three months ended March 31, 2006 and 2005:

                                                     March 31,       March 31,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
OPERATING EXPENSES
Research and development                           $    339,433    $    659,458
Selling, general and administrative                     982,875         901,914
                                                   ------------    ------------
Total Operating Expenses                              1,322,308       1,561,372
                                                   ------------    ------------
Operating Loss                                       (1,322,308)     (1,561,372)
Change in fair value of non-employee
  stock options, warrants, and conversion
  options                                             3,505,237              --
Interest and other (income) expenses, net                92,760         (10,210)
                                                   ------------    ------------
Net Loss                                           $ (4,920,305)   $ (1,571,582)
Deemed Dividend on issuance of additional
  Series A Convertible Preferred Stock warrants              --              --
Accumulated Dividend on Series A Convertible
  Preferred Stock                                        15,500          18,083
Accumulated Dividend on Series B Convertible
  Preferred Stock                                        11,316              --
Net loss attributable to common stockholders-
  basic and diluted                                   4,947,121       1,589,665
                                                   ============    ============
Basic and diluted net loss per share               $      (0.16)   $      (0.05)
                                                   ============    ============
Weighted average number of shares outstanding        30,571,761      29,705,271
                                                   ============    ============

Three Months ended March 31, 2006 as Compared to Three Months ended March 31,
2005

Net Loss. We had a net loss of $4,920,305 and $1,571,582 for the three months ended March 31, 2006 and 2005, respectively. The net loss attributable to common stockholders increased by $3,357,456 to $4,947,121 for the three months ended March 31, 2006 from $1,589,665 for the three months ended March 31, 2005. For the period ended March 31, 2006, this included $15,500 and $11,316 of accumulated dividends on our series A and B convertible preferred stock payable in cash or, at our option, additional shares of Series A and Series B convertible preferred stock, respectively. We have been a development stage enterprise and have had a cumulative net loss of $27,238,284 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement and more recently the proceeds of the August 10, 2005 proprietary rights offering and the November 14, 2005 Securities Purchase Agreement, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR(R) System.

The loss for the period ended March 31, 2006 included a $3,505,237 charge for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non employee option. We used the intrinisic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

Research and Development Expenses. Research and development expense decreased by $320,025, or 48.5%, to $339,433 from $659,458, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Cash proceeds from private placements in 2003 and 2004, the proprietary rights offering and the securities purchase agreement in 2005 provided the funding for these activities. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the research and development activity for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 were:

Technical salaries and consulting expense decreased by $275,045 to $114,428 from $389,473 attributable to a stock grant issued to a consultant in the three months ended March 31, 2005 with a fair value of $212,500 and a decrease in our product development support staff. Less employees in the three months ended March 31, 2006 attributed to the decrease in business travel and entertainment by $9,823 to $28,332 from $38,155. Recruitment expense decreased $17,949 to $36,143 for the three months ended March 31, 2006 from $54,092 for the three months ended March 31, 2005.

Expenses for materials used in research and development and pilot site support increased by $55,275 to $91,172 for the three months ended March 31, 2006 from $35,897 for the three months ended March 31, 2005 as we continue our product development. In the last quarter of 2005, we hired an outside consulting firm to perform our quality, regulatory and clinical service. During the three months ended March 31, 2006 we paid $45,000 to the consulting firm compared to $0 during the three months ended March 31, 2005. Patent expenses decreased by $47,960 to $9,021 from $56,981 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $80,961, or 9.0%, to $982,875 from $901,914 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Significant components of the increase for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 were:

Administrative and business development payroll and payroll related expenses increased $335,409 to $255,307 from $590,716. In March 2005 we hired a new CEO and in January 2006 we hired a Sr. V.P. of Business Development. Consulting expenses decreased $118,368 to $92,093 for the three months ended March 31, 2006 from $210,461 for the three months ended March 31, 2005. The decrease was attributable to the termination of the management consulting team that we hired in the interim period before hiring our new CEO and the termination of our International Business Development consultant.

Due to the settlement of an arbitration proceeding with our former CEO and litigation investigation with our former CFO, our legal fees decreased $196,774 to $20,207 for the three months ended March 31, 2006 from $216,981 for the three months ended March 31, 2005.

In the three months ended March 31, 2006, investor relations expenses increased $64,824 to $77,478 compared to $12,654 for the three months ended March 31, 2005. The increase was primarily due to the $61,750 fair value of a stock grant awarded to the investor relations company we hired.

Item 3 - Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

As of March 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") concluded that, as of the end of the period covered by this report our disclosure controls and procedures were not designed and not effective in ensuring that we can record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

      Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2007. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended March 31, 2006, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

      In 2005, we identified a material weakness in the accounting and reporting of complex transactions. There is a lack of the necessary corporate accounting resources to realign and cross-train other current personnel. This has led to dependence on our Controller, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting. During fiscal 2005, to help correct this deficiency, we hired an outside consulting firm to assist with internal control procedure documentation for Sarbanes-Oxley compliance and in January 2006 we hired a bookkeeper to help with the segregation of duties. With our limited resources, it would be difficult to hire additional competent personnel at this time. We have implemented internal control procedures such as dual approval procedures at the CEO and Controller level, as well as requiring approvals for purchases by two authorized signers and check signatories from the CEO and/or Controller plus, in the absence of the CEO and Controller, another department head, to help prevent error and fraud.

      We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.

      Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised us that it believes that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed by us pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified us that, in its view, we were in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. We have responded to Lockheed that, among other reasons, no sums are due to Lockheed by us, the license agreement by its terms has become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although we believed that we have no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed could have determined to pursue its claims through litigation, creating the possibility that we could have incurred substantial costs and expenses, including legal and other professional fees, in connection with such litigation. On January 30, 2006, we entered into a settlement agreement and mutual release ("Settlement Agreement") with Lockheed. The Settlement Agreement terminates the Exclusive License Agreement concerning Enhanced Quantum Well Infrared Photodetector technology that we entered into with Lockheed on September 29, 1998 ("License Agreement") and Definitive Contract No. 6249801 concerning the fabrication of Focal Plan Arrays that we entered into with Lockheed on June 24, 1998 (the "Definitive Contract"). Under the terms of the Settlement Agreement we agreed to pay a one-time, fully paid up license fee of $225,000 to Lockheed and we also agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from us, at any time prior to December 28, 2015, one share of our common stock for $0.65 per share. In consideration for this settlement payment, Lockheed has agreed to release us and terminate all prior agreements and understandings between us and Lockheed, including but not limited to any and all claims which relate to, arise from, or are in any manner connected to: (i) the License Agreement; (ii) the Definitive Contract; or (iii) any claimed license fees or other monetary consideration, whether accrued or not. In addition, we agreed to cease using any of the EQWIP technology that was the subject of the patents referenced in the License Agreement. We do not believe that the agreement to not use EQWIP technology will have a significant impact our business.

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

      On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, we announced that we entered into a consulting agreement with Mr. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of stockholders to continue as a board member. The agreement also provides for a three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. In 2005, we paid $240,000 to Mr. Fauci of which $200,000 was for one year consulting as per agreement and $40,000 for the deferred accrued salary. As of March 31, 2006 we paid Mr. Fauci in aggregate $250,000 as part of his consulting agreement. We owe Mr. Fauci $150,000 for the second year of this agreement. As of March 31, 2006, we have paid Mr. Fauci in aggregate $70,000 as part of the payout schedule for his deferred officer's salary and currently owe him $555,000. We are current on both these obligations.

      Except as set forth above we are not a party to any other pending or threatened legal proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of unregistered securities issued during the period January 2006 through May 2006.

On March 14, 2006 we granted 30,000 stock options to purchase 30,000 shares of our common stock from our 2005 Incentive Plan to each of our outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to us for the first nine months of 2006. These 10 year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from our 2005 Incentive Plan for their service to us in 2006. The 10-year stock options vest immediately and have an exercise price of $0.24 per share. Our audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of our common stock at an exercise price of $0.24 per share from our 2005 Incentive Plan.

On February 13, 2006, we entered into a letter of agreement with The Investor Relations Group, Inc. Under the Agreement IRG will provide investor relations services for us. In consideration for its services, we will pay IRG $10,000 per month. In addition, we delivered 325,000 restricted shares of our common stock to IRG. These shares will be restricted for a period of two years from the date of execution of the Agreement.

On February 13, 2006, we issued 12,000 shares of our restricted stock to Dr. Michael Anbar as part of the February 2005 two-year consulting agreement. The stock is compensation for Dr. Anbar's work with senior management, to provide support and assistance in order to advance our commercialization strategy, expand our clinical applications and enhance new product development efforts.

On January 30, 2006, we entered into a settlement agreement and mutual release with Lockheed. The Settlement Agreement terminates the Exclusive License Agreement concerning Enhanced Quantum Well Infrared Photodetector technology us and Lockheed entered into on September 29, 1998 and Definitive Contract No. 6249801 concerning the fabrication of Focal Plan Arrays that we and Lockheed entered into on June 24, 1998. Under the terms of the Settlement Agreement we agreed to pay a one-time, fully paid up license fee of $225,000 to Lockheed and we also agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from us, at any time prior to December 28, 2015, one share of our common stock for $0.65 per share. In consideration for this settlement payment, Lockheed has agreed to release us and terminate all prior agreements and understandings between Lockheed and us, including but not limited to any and all claims which relate to, arise from, or are in any manner connected to: (i) the License Agreement; (ii) the Definitive Contract; or (iii) any claimed license fees or other monetary consideration, whether accrued or not. In addition, we agreed to cease using any of the EQWIP technology that was the subject of the patents referenced in the License Agreement. We do not believe that the loss the license granted under the agreement with Lockheed will have a significant impact on us. .

On January 9, 2006, we hired Robert P. Ellis as our Senior Vice President, Business Development. On March 14, 2006, the Board of Directors granted Mr. Ellis 667,000 stock options to purchase 667,000 shares of our common stock at an exercise price of $0.30 per share. The 667,000 stock options vest over a three year period with 25% vesting immediately and the balance vesting equally over each remaining year.

On January 3, 2006, we issued shares of our series A and series B convertible preferred stock as dividends in-kind to the holders of its series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of our company at the close of business on the applicable record date, which was December 15, 2005.

Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at our option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of our common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board). Holders of series A preferred stock were issued 301,423 shares of series A preferred stock convertible We inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates and thereafter we will issue an aggregate of 117,795 series A preferred dividend shares. The 10 day volume-weighted average price of our common stock was $0.206.

Holders of our series B preferred stock are entitled to receive a cumulative dividend of 7% per year, payable annually in cash or, at our option, in additional shares of series B preferred stock (computed on the basis of the 10-day volume-weighted average price of our common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board). The holders of series B preferred stock were issued of 76,467 shares of series B preferred stock. We inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates and thereafter we will issue an aggregate of 59,766 series B preferred dividend shares. The 10 day volume-weighted average price of our common stock was $0.206.

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

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

      On February 1, 2006, we amended our Certificate of Incorporation, to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 50,000,000 shares to 200,000,000 shares pursuant to a written consent of a majority of stockholders dated December 5, 2005, in lieu of a special meeting of the stockholders. Out of a total of 37,465,974 possible votes on the matter of increasing the authorized shares submitted to the stockholders, the majority of stockholders voting in favor of the amendment held in aggregate 19,234,645 votes.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

         (a) Exhibits:

Exhibit
No.      Description
-------  -----------

10.1 Letter agreement with The Investor Relations Group, Inc. dated as of February 13, 2006 (filed herewith).
10.2 Settlement Agreement and Mutual Release with Lockheed Martin Corporation dated as if January 30, 2006 (filed herewith).
10.3     Pilot site agreement dated as of December 16,2005 (filed herewith)
31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).
31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).
32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).

         (b) Reports on Form 8-K.

               Current Report on Form 8-K filed on April 13, 2006, reporting ABC-TV's "Good Morning America" featured a segment on Taussig Cancer Center at Cleveland Clinic's cancer treatment program, which mentioned Advanced BioPhotonics Inc.'s BioScanIR(R) System.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanced BioPhotonics Inc.

Date: May 19, 2006                    By: /s/ Denis A. O'Connor
                                          ---------------------
                                          Denis A. O'Connor
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                      By: /s/ Celia Schiffner
                                          -------------------
                                          Celia Schiffner
                                          Controller
                                          (Principal Financial Officer)