Form 10QSB
period 2006-06-30
Advanced BioPhotonics Inc.
filed 2006-08-14
CIK 1096182

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

For the fiscal quarter ended June 30, 2006       Commission file number: 0-27943

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of the registrant's Common Stock as of August 14, 2006 was 30,783,141 shares.

      Transitional Small Business Disclosure Format. Yes |_| No |X|

================================================================================

                           ADVANCED BIOPHOTONICS INC.

                   June 30, 2006 FORM 10-QSB QUARTERLY REPORT

                                      INDEX

                                                                            Page
                                                                            ----
PART I...................................................................    F-1

      Item 1. - Financial Statements.....................................    F-1

      Item 2 - Management's Discussion and Analysis or Plan of Operation.   F-33

      Item 3 - Controls and Procedures...................................   F-39

PART II..................................................................   F-43

      Item 1 - Legal Proceedings.........................................   F-43

      Item 2 - Unregistered Sales of Equity Securities and Use of
               Proceeds..................................................   F-44

      Item 3 - Default Upon Senior Securities............................   F-46

      Item 4 - Submission of Matters to a Vote of Security Holders.......   F-46

      Item 5 - Other Information.........................................   F-46

      Item 6 - Exhibits and Reports on Form 8-K..........................   F-46

                                     PART I

Item 1.     Financial Information

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2006          2005
                                                      -----------   ------------
                                                      (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                            $  296,879    $  868,363
  Prepaid expenses and other current assets                87,833       207,589
                                                       ----------    ----------
    Total Current Assets                                  384,712     1,075,952

  Property and equipment, net                             220,528       176,827
  Other assets:

    Equipment deposits                                    232,977       257,983
    Deferred financing costs, net                         478,320       220,962
      Security deposits                                    15,062         9,662
                                                       ----------    ----------
        TOTAL ASSETS                                   $1,331,599    $1,741,386
                                                       ==========    ==========
    The accompanying notes are an integral part of these condensed financial statements.

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                June      December 31,
                                                              30, 2006        2005
                                                           ------------   ------------
                                                            (Unaudited)
CURRENT LIABILITIES
  Notes payable                                            $     38,128   $    152,512
  Accounts payable and accrued expenses                         601,684        445,991
  Accrued professional fees                                     340,348        242,171
  Accrued license fees                                               --        323,000
  Accrued registration rights penalties                         109,333             --
  Deferred former officers salaries                             340,000        504,632
  Dividends payable                                                  --        77,729
                                                           ------------   ------------
    Total Current Liabilities                                 1,429,493      1,746,035
                                                           ------------   ------------
  Convertible debentures(net of debt discount $2,189,449
    and $758,171, respectively)                                 410,551        241,829
  Detachable warrants                                         1,912,804        878,708
  Non employee stock options                                    144,395        104,483
  Conversion option on convertible debentures                 7,150,000        891,892
  Conversion option on series A convertible preferred
    stock                                                       852,839        602,387
  Conversion option on series B convertible preferred
    stock                                                       362,765        251,293
  Deferred former officers salaries, non current                375,000        435,000
                                                           ------------   ------------
    Total Long Term Liabilities                              11,208,354      3,405,592
                                                           ------------   ------------
    Total Liabilities                                        12,637,847      5,151,627
                                                           ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Series A Convertible preferred stock, $.01 par
    value, 3,000,000 shares authorized; 1,851,423
    and 1,550,000 shares issued and outstanding,
    respectively, liquidation preference
    $1,851,423 and $1,550,000, respectively                      18,514         15,500
  Series B Convertible preferred stock, $.01 par value,
    7,000,000 shares authorized; 1,333,432 and
    1,293,202 shares issued and outstanding,
    respectively, liquidation preference $666,716 and
    $640,776, respectively                                       13,335         12,932
  Common stock, $.001 par value; 200,000,000 shares
    authorized; 33,460,141 issued and 30,783,141
    outstanding in 2006 and 33,072,772 shares issued
    and 30,395,772 outstanding in 2005 respectively              33,460         33,073
  Additional paid-in capital                                 19,363,038     18,897,622
  Deferred compensation                                        (129,597)       (48,722)
  Deficit accumulated during the development stage          (30,602,321)   (22,317,969)
  Treasury stock, at cost, 2,677,000 and shares issued           (2,677)        (2,677)
                                                           ------------   ------------
    Total Stockholders' Deficiency                          (11,306,248)    (3,410,241)
                                                           ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $  1,331,599   $  1,741,386
                                                           ============   ============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                        Cumulative
                                                                                                                            For
                                                                                                                        the Period
                                                                                                                           From
                                                                                                                        February 7,
                                                                                                                            1997
                                                         For the Six Months Ended         For the Quarter Ended         (inception)
                                                                 June 30,                        June 30,                through
                                                       ----------------------------    ----------------------------      June 30,
                                                           2006            2005             2006            2005           2006
                                                       ------------    ------------    ------------    ------------    ------------
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

  Development revenues                                 $         --    $         --    $         --    $         --    $     69,800
  Development costs                                              --              --              --              --          20,000
                                                       ------------    ------------    ------------    ------------    ------------
    GROSS PROFIT                                                 --              --              --              --          49,800
                                                       ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
  Research and development                                  641,916       1,012,085         302,483         352,627       9,361,139
  Selling, general and administrative                     1,462,073       1,722,075         479,198         807,942      11,139,213
  Related party legal expense                                    --              --              --              --         544,881
  Write-off of public offering costs                             --              --              --              --         501,992
                                                       ------------    ------------    ------------    ------------    ------------
    TOTAL OPERATING EXPENSES                              2,103,989       2,734,160         781,681       1,160,569      21,547,225
                                                       ------------    ------------    ------------    ------------    ------------
    OPERATING LOSS                                       (2,103,989)     (2,734,160)       (781,681)     (1,160,569)   (21, 497,425)
    Change in fair value of non employee stock
    options, warrants and conversion options              5,928,114              --       2,422,877              --       6,251,303
  Registration rights penalties                             109,333              --         109,333              --         109,333
  Interest and other (income) expenses, net                 142,916          (3,053)         50,156          (1,044)      1,162,753
                                                       ------------    ------------    ------------    ------------    ------------
    NET LOSS                                             (8,284,352)     (2,731,107)     (3,364,047)     (1,159,525)    (29,020,814)
    Series A Convertible Preferred Stock beneficial
      conversion feature                                         --              --              --              --       1,161,249
    Series B Convertible Preferred Stock beneficial
      conversion feature                                         --              --              --              --         420,258
    Deemed dividend on issuance of additional
      Series A Convertible Preferred Stock
      Warrants                                                   --              --              --              --         449,500
    Accumulated Dividends on Series A Convertible
      Preferred Stock                                        31,000          33,583          15,500          15,500          95,583
    Accumulated Dividends on Series B Convertible
      Preferred Stock                                        21,363              --          10,047              --          38,977
                                                       ------------    ------------    ------------    ------------    ------------
        NET LOSS ATTRIBUTABLE TO COMMON STOCK
          HOLDERS- BASIC AND DILUTED                   $ (8,336,715)   $ (2,764,690)   $ (3,389,594)   $ (1,175,025)   $(31,186,381)
                                                       ============    ============    ============    ============    ============
    Basic and diluted net loss per share               $      (0.27)   $      (0.09)   $      (0.11)   $      (0.04)
                                                       ============    ============    ============    ============
    Weighted average number of shares outstanding        30,654,103      29,872,627      30,735,540      30,038,140
                                                       ============    ============    ============    ============

            See accompanying notes to condensed financial statements.

                            Advanced BioPhotonics Inc
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
              For the Period January 1, 2006 Through June 30, 2006



                                                                                                                  Series A
                                                               Common Stock              Treasury Stock       Preferred Stock
                                                         -----------------------    ---------------------   -------------------
                                                            Shares        Amount      Shares      Amount      Shares     Amount
                                                         ------------   --------    ----------   --------   ---------   -------

Balance at January 1, 2006                                33,072,772    $  33,073   (2,677,000)  ($ 2,677)  1,550,000   $15,500
  Issuance of  series A Convertible
    Preferred Stock to settle accrued dividends                   --           --           --         --     301,423     3,014
  Issuance of  series B Convertible
    Preferred Stock to settle accrued dividends                   --           --           --         --          --        --
  Issuance of stock options for services rendered
Amortization of deferred stock compensation                       --           --           --         --          --        --
  Issuance of common stock for
    services rendered                                        337,000          337           --         --          --        --
  Conversion of Seriers B Convertible Preferred Stock            --           --
    to common stock                                           50,369           50           --         --          --        --
Reclass conversion option- Series B convertible
preferred stock to equity                                         --           --           --         --          --        --
    Net Loss                                                      --           --           --         --          --        --
Balance at June 30, 2006 (Unaudited)                      33,460,141    $  33,460   (2,677,000)  $ (2,677)  1,851,423   $18,514

                                                                                                            Deficit
                                                          Series B                                       Accumulated
                                                        Preferred Stock      Additional     Deferred      During the
                                                     -------------------     Paid-in-     Stock Based    Development
                                                       Shares     Amount     Capital     Compensation       Stage          Total
                                                     ---------   -------   -----------   ------------   ------------   ------------

Balance at January 1, 2006                           1,293,202   $12,932   $18,897,622    ($  48,722)   ($22,317,969)  ($ 3,410,241)
  Issuance of  series A Convertible
    Preferred Stock to settle accrued dividends             --        --        (3,014)           --              --             --
  Issuance of  series B Convertible
    Preferred Stock to settle accrued dividends         76,467       765          (765)           --              --             --
  Issuance of stock options for services rendered                              396,032      (396,032)             --             --
  Amortization of deferred stock compensation               --        --            --       315,157              --        315,157
  Issuance of common stock for
    services rendered                                       --        --        63,693            --              --         64,030
  Conversion of Seriers B Convertible Preferred Stock
    to common stock                                    (36,237)     (362)          312            --              --             --
Reclass conversion option- Series B convertible
  preferred stock to equity                                 --        --         9,158            --              --          9,158
    Net Loss                                                --        --            --            --      (8,284,352)    (8,284,352)
Balance at June 30, 2006 (Unaudited)                 1,333,432   $13,335    19,363,038      (129,597)    (30,602,321)   (11,306,248)

    The accompanying notes are an integral part of these financial statements

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative
                                                                                                         For
                                                                                                      the Period
                                                                                                        From
                                                                                                      February
                                                                                                       7, 1997
                                                                         For the Six Months Ended     (inception)
                                                                                  June 30,           through June
                                                                         ------------------------         30,
                                                                             2006         2005           2006
                                                                         -----------   ----------    ------------
                                                                         (Unaudited)   (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(8,284,352)  $(2,731,107)  $(29,020,814)
                                                                         -----------   -----------   ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                             42,004        55,970        938,540
    Loss on disposal of net assets                                                --            --         20,584
    Unrealized loss from foreign currency transactions                            --            --         19,271
    Warrants issued to related party for legal services                           --            --         95,000
    Issuances of warrants and stock options for services
      rendered                                                               409,657        32,411      2,590,353
    Issuance of common stock  as compensation                                 64,030       410,500        774,530
    Amortization of original issue discount                                       --            --        329,625
    Amortization of deferred financing costs                                  76,077            --        273,809
    Amortization of debt discount on convertible
      debentures                                                              77,922            --         92,701
    Write off of deferred offering costs                                          --            --         37,000
    Change in fair value of non-employee stock options,
    warrants and conversion options                                        5,928,114            --      6,251,303
    Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                                119,756       122,837        274,848
    Other assets                                                              (5,400)        8,039       (149,307)
    Accounts payable and accrued expenses                                    (69,130)      215,539      1,135,896
    Accrued registration rights penalties                                    109,333            --        109,333
    Deferred officers salaries                                              (224,632)       (6,923)       715,000
                                                                         -----------   -----------   ------------
      NET CASH USED IN OPERATING ACTIVITIES                               (1,756,621)   (1,892,734)   (15,512,328)
                                                                         -----------   -----------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of property and equipment                                       (60,700)     (161,436)    (1,294,805)
                                                                         -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                        --            --     12,522,477
    Net proceeds from issuance of Series A preferred stock                        --            --      1,518,928
    Net proceeds from issuance of Series B preferred stock                        --      (191,365)       491,688
    Proceeds from issuance of warrants                                            --            --         40,000
    Proceeds from options exercised                                               --         2,880         44,880
    Issuance of bridge note payable                                               --            --      1,025,000
    Payment of deferred financing costs                                     (209,779)           --       (422,279)
    Proceeds from convertible debenture, net                               1,570,000            --      2,465,000
    Repayment of notes payable                                              (114,384)     (127,403)      (581,682)
                                                                         -----------   -----------   ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,245,837      (315,888)    17,104,012
                                                                         -----------   -----------   ------------
      NET (DECREASE) INCREASE IN CASH                                       (571,484)   (2,370,058)       296,879
CASH AND CASH EQUIVALENTS -Beginning                                         868,363     3,403,712             --
                                                                         -----------   -----------   ------------
      CASH AND CASH EQUIVALENTS - Ending                                 $   296,879   $ 1,033,654   $    296,879
                                                                         -----------   -----------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the periods for:
        Interest                                                         $     6,796   $     3,867   $    976,291
        Income Taxes                                                              --            --          4,059
     Non cash investing and financing activities:
        Conversion of bridge notes                                                --            --      1,065,625
        Conversion of accounts payable to notes payable                           --            --        237,861
        Insurance premiums financed using a note                                  --            --        545,411
     Cashless exercise of stock options resulting the issuance
        of 27,399 shares of common stock                                          --            --             27
       Issuance of collateral shares in Company's name                            --            --          2,677
     Beneficial conversion charge attributable to Series A
        preferred stock                                                           --            --      1,161,249
     Beneficial conversion charge attributable to
       Series B preferred stock                                                   --            --        420,258
     Deemed dividend on issuance of warrants to series A
       preferred stockholders                                                     --            --        449,500
     Payment of accrued dividends on preferred stock                              --            --         77,729
     Recovery of Trilogy warrants                                                 --            --         44,000
     Conversion option liability on the convertible debenture              1,251,852            --      1,864,755
     Reclassification of conversion option liability on
     convertible preferred stock                                              (9,158)           --        821,557
     Reclassification of non-employee stock option                                --            --        104,927
     Detachable warrants liability - convertible debenture                   266,200            --        426,247
     Reclassification of detachable warrants                                      --            --        636,412
     Detachable warrants issued as deferred financing costs                   93,656            --        154,226

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

Management's Liquidity Plans

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through June 30, 2006 of $30,602,321 and cash flows used in operating activities during the development stage of $15,512,328. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 6, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, the Company received gross proceeds of $1,550,000 in a completed a private placement of 1,550,000 shares of its Series A convertible preferred stock. (See Note 6 Series A Convertible Preferred Stock) The Company issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share which expire December 14, 2009. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering, the warrant exercise price was reduced to $0.50 per share. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. The Company could receive an additional $1,395,000 if all of the warrants issued to the investors in the December 2004 private placement are exercised. There can be no assurance as to how many warrants will be exercised.

On August 10, 2005, the Company consummated a subscription rights offering to existing stockholders of the Company. (See Note 6, Proprietary Rights Offering) The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. The warrants have an exercise price of $0.75 per share and will expire August 10, 2010. The Company could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised.

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

On November 14, 2005, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC ("the Purchasers") for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. See Note 5, Securities Purchase Agreement.

The purchasers are obligated to provide us with the funds as follows:

o     $1,000,000 was disbursed on November 15, 2005;

o     $1,000,000 was disbursed on January 4, 2006;

o     $600,000 was disbursed on May 10, 2006;

o     $500,000 was disbursed on July 25, 2006; and

o $900,000 will be disbursed within two days of the effectiveness of the registration statement.

The proceeds of the offering are being used to support the Company's commercialization activities for its BioScanIR(R) System and for working capital.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. Interest is to be paid quarterly. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets and intellectual property. The Company was required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006 but has not yet been declared effective. If the registration statement is not declared effective within 120 days from November 14, 2005 or if the Company fails to maintain effectiveness of the registration statement, then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the then outstanding principal amount of the convertible debentures in shares or cash. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, it will be required to pay liquidated damages in shares or cash, at its election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of June 30, 2006, the Company has accrued approximately $109,000 in liquidated damages.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. On November 15, 2005 the purchasers received 1,000,000 warrants, January 4, 2006 the purchasers received 1,000,000 warrants, May 10, 2006 the purchasers received 600,000 warrants and on July 25, 2006 the purchasers received 500,000 warrants. Another 900,000 warrants will be issued to the Purchasers when the registration statement is declared effective. There can be no assurance to how many, if any, of these warrants will be exercised. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will earn a finders fee of $260,000 in cash of which $65,000 was paid on November 16, 2005, $65,000 was paid on January 6, 2006, $39,000 was paid on May 12, 2006, $32,500 was paid on August 1, 2006 and $58,500 will be paid when the registration statement is declared effective. In addition, Axiom has and will receive five year warrants to purchase shares of the Company's common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005, 395,310 were granted on January 6, 2006, 173,580 were granted on May 10, 2006 and 133,776 were granted on July 25, 2006. (see Note 6). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche, 1st advance and 2nd advance of the 3rd tranche, respectively.

As of June 30, 2006, the Company had cash balances and working capital deficit of $296,879 and $1,044,781, respectively and total stockholders' deficiency of $11,306,248. At August 7, 2006, the Company has approximately $337,000 in cash balances.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $540,000 (430,500 euros) as of June 30, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

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

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the three and six months ended June 30, 2006, the Company recorded a $2,422,844 and $5,928,114 charge as a result of the change in fair value of these derivative instruments.

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

Total potential common shares as of June 30, 2006:

Warrants to purchase common stock        8,216,666

Options to purchase common stock         7,946,057

Series A convertible preferred stock     5,146,956

Series B convertible preferred stock     1,853,470

Convertible debenture:                  28,260,870
                                        ----------
                                        51,424,019
                                        ==========

Total potential common shares as of July 25, 2006:

Warrants to purchase common stock        8,850,442

Options to purchase common stock         7,946,057

Series A convertible preferred stock     5,443,184

Series B convertible preferred stock     1,960,145

Convertible debenture:                  22,463,768
                                        ----------
                                        46,663,596
                                        ==========
Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS 123 (R) "), using the modified-prospective-transition method. As a result, the Company's net loss before taxes for the six months and three months ended June 30, 2006 was $301,567 ($0.01 per share) and $8,586 ($0.00 per share) lower respectively, than if it had continued to account for share-based compensation under the Accounting Principles Board ("APB") opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25"). As of June 30, 2006 there was $129,597 of total unrecognized compensation related to stock options granted which is expected to be recognized over an approximate 2.75 year period

Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation, ("SFAS No. 123"). Except for one employee who's stock option grant had intrinsic value, the Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all other options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non-employees of the Company based upon the intrinsic value (the difference between the exercise price on the date of grant and the deemed fair value of the common stock.

For the period ending June 30, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition an Disclosure", which was amended SFAS No. 123, the Company elected to continue to follow intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                             Six Months      Three Months
                                                               Ended            Ended
                                                            June 30, 2005   June 30, 2005
                                                            -------------   -------------
Net operating  loss as reported                              $(2,731,107)    $(1,159,525)
Net loss attributable to common shareholders - basic and
  diluted                                                    $(2,764,690)    $(1,175,025)
Add:
Stock bases employee compensation expense included in net
  loss                                                             1,500           1,500
Deduct:
Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards                                   (555,584)       (318,228)
                                                             -----------     -----------
Pro forma net loss                                           $(3,318,774)    $(1,491,753)
                                                             ===========     ===========
Basic and diluted net loss per
  share as reported                                          $     (0.09)    $     (0.04)
                                                             ===========     ===========
Basic and diluted pro forma net
  loss per share                                             $     (0.11)    $     (0.05)
                                                             ===========     ===========


For the six months ended June 30, 2005 the fair value of the Company's common stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volitlity of 132.79%-135.80%, (2) risk-free interest rates of 3.66%-4.18% and (3) expected lives of 5 - 10 years.

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

For the six months ended June 30, 2006 the fair value of the Company common stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volitlity of 131.13%, (2) risk-free interest rates of 4.68%-4.71% and (3) expected lives of 5
- 10 years.

A summary of option activity under the plans for the six months ended June 30, 2006 is as follows:

                                           30-Jun-06

                                               Weighted
                                               Average     Aggregate
                                              Exercise    Intrinsic
                                  Shares        Price       Value
                                ---------    ----------   ----------
Outstanding, January 1, 2006    6,724,490    $   0.94
Options granted                 1,777,000        0.26

Options forfeited                (555,433)       1.05
Outstanding, June 30, 2006      7,946,057    $   0.80$      66,600
Exercisable, June 30, 2006      7,411,370    $   0.83$      66,600

A summary of the status of the Company's nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006:


                                                                  Weighted
                                                                   Average
                                                                  Exercise
Nonvested Shares                                     Shares        Price
-------------------------------------------------   ---------    ----------
Nonvested, January 1, 2006                             53,250  $       1.36
Granted                                             1,777,000  $       0.26
Vested                                              1,295,563  $       0.27
Forfeited                                                  --         --
Nonvested, June 30, 2006                              534,687  $       0.36

The total fair value of shares vested during the six months ended June 30, 2006 was $344,800.


The following table summarizes stock option information as of June 30, 2006:

                Number Outstanding   Weighted Average         Options
   Exercise        at June 30            Remaining        No. Exercisable
    Prices            2006           Contractual life         6/30/06
-------------   ------------------   ----------------    ----------------

 $  0.24            1,110,000              9.71              1,110,000

 $  0.30              667,000              4.71                166,750

 $  0.30            1,000,000              9.33              1,000,000

 $  0.55              162,659              1.77                162,659

 $  0.66              200,000              3.99                200,000

 $  0.92               13,500              3.99                 13,500

 $  0.97            1,403,235              1.82              1,403,235

 $  1.00            2,694,500              8.50              2,663,250

 $ 1.135              264,925              4.18                264,925

 $  1.20               13,500              3.99                 13,500

 $ 1.375              250,000              7.26                250,000

 $ 1.378                1,818              0.46                  1,818

 $  1.38                  727              0.46                    727

 $  2.43               93,443              0.61                 93,443

 $  3.75                6,000              3.99                  6,000

 $  4.00               64,750              3.82                 61,563

                    ---------              ----              ---------
                    7,946,057              4.60              7,411,370
                    =========              ====              =========

Impact of Recently Issued Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect that adoption of FIN 47 will have a significant effect on its financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on its condensed financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its financial statements, but does not expect it to have a material effect.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments is a reasonable estimate of fair value.

NOTE 3 - Deferred Former Officers Salaries

Deferred former officers salaries, current and non-current, represent payroll amounts deferred by the former Chief Executive Officer and former Chief Financial Officer, which aggregated $715,000 and $939,632 at June 30, 2006 and December 31, 2005, respectively. (See Note 9, Litigation).

NOTE 4 - Notes Payable

The Company financed its annual insurance premiums over a nine-month period with one financing Company. The notes payable balances at June 30, 2006 and December 31, 2005 were $38,128 and $152,512, respectively. The balance as of June 30, 2006 is due in monthly installments approximating $19,000 including interest at the rate of 7.95 % per annum through August 2006.

NOTE 5 - Securities Purchase Agreement

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock.

Funding from the Purchasers is as follows:

o     $1,000,000 was disbursed on November 15, 2005;

o     $1,000,000 was disbursed on January 4, 2006;

o     $600,000 was disbursed on May 10, 2006;

o     $500,000 was disbursed on July 25, 2006; and

o $900,000 will be disbursed within two days of the effectiveness of the registration statement.

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. Interest is to be paid quarterly. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. Accrued interest as of June 30, 2006 totaled $99,304. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month

In addition the Company entered into a Registration Rights Agreement whereby it was required to file a registration statement with the SEC within the 45 days of the November 14, 2005. The Company is required to use its best efforts to have the registration statement declared effective within 120 days of November 14, 2005. The Registration Rights Agreement required that the number of shares of common stock included in the registration statement was equal to 200% of the common stock underlying the sum of the number of shares that were then issuable upon conversion of the notes and the number of shares that were then issuable upon exercise of the warrants. The Company filed a original registration statement on December 22, 2005 and an amended registration statements on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. The
registration statement has not yet been declared effective.

Pursuant to the Registration Rights Agreement, the Company will be subject to liquidation damages of two percent per month of the then outstanding principal amount of the secured convertible notes in the following instances:

1. If the registration statement is not declared effective within 120 days from November 14, 2005.

2. If the Company fails to timely file all reports with the SEC pursuant to the Securities Exchange Act of 1934.

3. If the Company fails to maintain effectiveness of the registration statement after it has been declared effective.

4. If the Company's common stock is not listed for quotation on the Nasdaq National Market, Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange once listed there or ceases to be traded on the Over-the-Counter Bulletin Board or equivalent replacement exchange.

Since the registration statement has not been declared effective and has exceeded the 120 day time requirement, the Company has accrued approximately $109,000 in liquidated damages as of June 30, 2006.

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

In connection with the closing on November 14, 2005 of the first tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion option on the date of issuance of the notes was $612,903. The fair value of the warrants on the date of issuance was $160,048. As such the convertible notes were recorded on the date of issuance at the residual value of $227,049. On January 4, 2006 in the 2nd tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $851,852 and the fair value of the warrants on the date of issuance was $157,000. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $8,852 charge which is included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options. The convertible note was recorded at the residual value of $0. On May 10, 2006, in the advance of the 3rd tranche of $600,000 of convertible notes and warrants for 600,000 shares of common stock, the fair value of the conversion option on the date of issuance of the note was $400,000 and the fair value of the warrants on the date of issuance was $109,200. As such the convertible notes were recorded on the date of issuance at the residual value of $90,800. On July 25, 2006 in the 2nd advance of the 3rd tranche of $500,000 of convertible notes and warrants for 500,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $586,957 and the fair value of the warrants on the date of issuance was $122,897. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company will record a $209,854 charge which will be included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the quarter ended September 30, 2006. The convertible note will be recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option is valued at its intrinsic value because of the 40% discount to current market prices of the Company's common stock and the detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock price ($0.30), applicable volatility rates (132.19%), remaining contractual life (4.4 yrs.- 4.9 years) and the period close risk free interest rate for the instruments expected remaining life (5.18%) are the key assumptions used in the valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the conversion option for the three and six months ended June 30, 2006 was $3,250,000 and $5,006,256, respectively.

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

Series A Convertible Preferred Stock

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,161,249 to deficit accumulated during the development stage in fiscal 2004. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering consummated on August 10, 2005, the conversion price of its series A convertible preferred stock was reduced to $0.50 per share and the exercise of the warrants was reduced to $0.50 per share. As a result of the reduction in the series A convertible preferred stocks conversion price, the Company recorded a non-cash charge of approximately $703,000 during the third quarter of 2005 in accordance with EITF 00-27. On October 28, 2005, as anti-dilution protection, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock to the December 2004 private placement investors. The warrants have an exercise price of $0.75 per share and will expire August 9, 2010. The Company recorded a deemed dividend charge of $449,500 for the fair value of those warrants during the fourth quarter of 2005. As a result of the November 14, 2005 Securities Purchase Agreement the series A preferred stock conversion price was reduced to $0.44 per share pursuant to the anti-dilution clause of the certificate of designation. Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series A preferred stock converted into 2 shares of common stock. Anti-dilution provision was triggered again on January 3, 2006, after the sale of an additional $1,000,000 of securities and on May 10, 2006 after the sale of $600,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further to $0.36 per share. The original investment price of $1.00 per share for the series A preferred stock is then divided by the $0.36 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 2.78 shares of common stock for a total of 5,146,956 shares of common stock. On July 25, 2006, after the sale of $500,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further to $0.34 per share. The original investment price of $1.00 per share for the series A preferred stock is then divided by the $0.34 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 2.94 shares of common stock for a total of 5,443,184 shares of common stock. The conversion price of the Series A preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company's common stock and
(B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (see Note 5) Because of this the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition the series A convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series A convertible preferred stock. As such the November 14, 2005 sale of convertible debentures caused the series A convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series A convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series A convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $586,182. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $135,037. Excess of fair value over the dividend payable of $60,600 was recorded as a charge of $74,437 in the statement of operation in change of fair value of non-emploee stock options, warrants and conversion options. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $497,959 and a charge of $115,415 for the change in fair value for the three and six months ended June 30, 2006, respectively, in its statement of operations. The fair value of the Series A conversion option was $852,839 and $602,387 at June 30, 2006 and December 31, 2005 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.30), applicable volatility rates (132.19%), remaining contractual life (1.46 years) and the period close risk free interest rate for the instruments remaining contractual life (5.27%).

Proprietary Rights Offering

On August 10, 2005 the Company consummated a subscription rights offering to existing stockholders of the Company, for which the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock convertible originally on a one-to-one basis of the Company's common stock and five year warrants to purchase 703,934 shares of common stock. In accordance with EITF 00-27 the Company recorded a non-cash charge of approximately $420,000 during the third quarter of 2005 associated with the sale of our series B convertible preferred stock. The charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance. As a result of the November 14, 2005 Securities Purchase Agreement the series B preferred stock conversion price was reduced from $0.50 per share to $0.44 per share pursuant to the anti-dilution clause of the certificate of designation. Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series B preferred stock converted into 1 share of common stock. Anti-dilution provision was triggered again on January 3, 2006, after the sale of an additional $1,000,000 of securities and on May 10, 2006 after the sale of $600,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further to $0.36 per share. The original investment price of $0.50 per share for the series B preferred stock is then divided by the $0.36 per share and result in the conversion of 1 share of series B preferred stock into 1.39 shares of common stock for a total of 1,853,470 shares of common stock as of june 30, 2006. On July 25, 2006, after the sale of $500,000 of securities under the Securities Purchase Agreement, the conversion price of the series B preferred stock was reduced further to $0.34 per share. The original investment price of $0.50 per share for the series B preferred stock is then divided by the $0.34 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 1.47 shares of common stock for a total of 1,960,145 shares of common stock. The conversion price of the Series B preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company's common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

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

The Company reviewed the provisions of SFAS 133 to determine if derivative accounting was required for the embedded conversion option in the series B preferred stock and whether that conversion option should be bifurcated from the preferred stock instrument. The Company analyzed the embedded conversion option following the guidance of EITF 00-19 to determine if the conversion option should be recorded as equity or a liability at the date of issuance of the preferred stock pursuant to the scope exception of paragraph 11(a) of SFAS 133. The Company concluded that the embedded conversion option met all the requirements under EITF 00-19 on the date of issuance to be recorded as an equity instrument.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 5) Because of this the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition the series B convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series B convertible preferred stock. As such the November 14, 2005 sale of convertible debentures caused the series B convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series B convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series B convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $244,533. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $127, 527and a charge of $103,707 for the change in fair value for the three and six months ended June 30, 2006, respectively, in its statement of operations. The fair value of the Series B conversion option is $362,795 and $251,293 at June 30, 2006 and December 31, 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.30), applicable volatility rates (132.19%), remaining contractual life (2.12 years) and the period close risk free interest rate for the instruments remaining contractual life (5.23%).

In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $17,129. In June 2006, 36,237 series B preferred shares were converted into 50,369 shares of common stock. Under the guidance of EITF 00-19 the Company re-measured the conversion option of these shares and reclassified the conversion liability of $9,158 to equity.

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

In 2004, the Company issued warrants in connection with the December 14, 2004 private placement transaction. The warrants entitled the participants of the private placement to purchase up to 465,000 shares of common stock at an exercise price of $1.10 per share. The exercise price was adjusted to $0.50 per share on August 10, 2005 as a result of the consummation of the subscription rights offering. These warrants will expire if unexercised on December 14, 2009. As noted above in October 2005, the investors in the December 2004 private placement received an additional 1,550,000 warrants to purchase the Company's common stock with an exercise price of $0.75, which expire on August 10, 2010. On August 10, 2005, the Company's subscription rights offering of newly-created series B convertible preferred stock closed. Stockholders that purchased shares of the Company's series B preferred stock in the rights offering were issued, for no additional consideration, five-year warrants to purchase that number of shares of the Company's common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. The Company issued warrants to purchase 703,934 shares of common stock which expire on August 10, 2010.

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

On November 17, 2005 the Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. The terms of the Settlement Agreement are that the Company agreed to pay Trilogy 3% of the gross proceeds they receive from the Securities Purchase Agreement the Company entered into on November 14, 2005 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC ("the Purchasers") for the sale of (i) $4,000,000 in secured convertible notes and
(ii) 4,000,000 warrants. The Company also agreed to pay Trilogy $1,664 for marketing costs and $6,250 for fees under the Letter of Engagement from the period October 14, 2005 through November 1, 2005. Trilogy agreed to return and relinquish all rights, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. The Company paid $78,000 related to this settlement as of June 30, 2006 with $42,000 allocated to the recovery of warrants.

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. The warrants are issued pro rata upon each investment tranche. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. On November 15, 2005 the Purchasers received 1,000,000 warrants, January 4, 2006 the purchasers received 1,000,000 warrants, May 10, 2006 the purchasers received 600,000 warrants and on July 25, 2005 the purchasers received 500,000 warrants. Another 900,000 warrants will be issued to the Purchasers when the registration statement is declared effective.

Pursuant to an amended Finder's Fee Agreement, between Axiom and the Company, Axiom received five year warrants to purchase 378,445, 395,310, 173,580 and 133,776 shares of our common stock at an exercise price of $0.65 per share on November 14, 2005, January 4, 2006, May 10, 2006 and July 25,2006 respectively. The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants are issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the first tranche, second tranche, and the first and second advance of the third tranche, respectively. Axiom will receive additional warrants when the registration statement is declared effective.

The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. Because of this the Company would not have sufficient authorized shares to settle exercises of the warrants issued to the Purchasers or Axiom on the date of issuance. In addition underlying shares of the Purchasers warrants were subject to the liquidating damages provisions of the Registration Rights Agreement. If the registration statement that was filed by the Company is not declared effective within 120 days from November 14, 2005 or fails to maintain effectiveness of the registration statement then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In accordance with the provisions of EITF 00-19 both the Purchasers and Axiom warrants were recorded as liabilities at their fair values on the date of issuance of $160,048 and $60,569, respectively. In January 2006, the warrants issued to both the Purchasers and Axiom in connection with the 2nd tranche was recorded as liabilities at their fair values on the date of issuance of $157,000 and $62,064, respectively. On May 10, 2006, the warrants issued to both the Purchasers and Axiom in connection with the advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $109,200 and $31,592, respectively. On July 25, 2006, the warrants issued to both the Purchasers and Axiom in connection with the second advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $122,877 and $32,909, respectively. (See Note 5)

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement are convertible into an indeterminate number of shares. Because of this the Company might not have sufficient authorized shares in the future to settle exercises of its other issued warrants. Under the guidance of EITF 00-19, share settlement of the Company's other issued warrants could no longer be considered within their control. The Company reclassified these other warrants to a liability based on the fair value on November 14, 2005 of $636,412. The Company will re-measure the fair value of the warrants at the end of each reporting period and record the change in fair value in its statement of operations.

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

The Company re-measured the fair value of all its issued warrants at June 30, 2006. The change in fair value for the six months ended June 30, 2006 was a charge of $579,741 and a gain of 175,648 for the three months ended June 30, 2006. The change of fair value is reported in the Company's statement of operations. The fair value of the warrants was $1,912,804 and $878,708 at June 30, 2006 and December 31, 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of the Company's common stock ($0.30), remaining contractual life (from .50 - 9.50 years), applicable volatility rates (132.19%) and the period close risk free interest rate for the instruments remaining contractual life (5.18% - 5.38%).

A summary of warrant activity for the six months ended June 30, 2006 is as follows:

                                            Weighted
                                            Average
                                            Exercise
                                 Shares      Price
                                ---------   --------
Outstanding, January 1, 2006    5,547,776    $  0.78

Warrants granted                2,668,890       0.65

Outstanding, June 30,2006       8,216,666       0.74

Exercisable, June 30, 2006      8,216,666     $ 0.74

The following table summarizes warrants information as of June 30, 2006:

                                    Weighted                  Warrants
                      Number         Average     Weighted       Number
                  Outstanding at    Remaining     Average   Exercisable at
                     June 30,      Contractual   Exercise      June 30,
Exercise Prices       2006             Life       Price          2006
---------------   --------------   -----------   --------   --------------
0.97                1,232,208          6.18        0.97        1,232,208

1.50                  218,189          0.47        1.50          218,189

0.75                  465,000          3.46        0.75          465,000

0.75                  703,934          4.11        0.75          703,934

0.50                1,550,000          4.11        0.50        1,550,000

0.65                1,378,445          4.38        0.65        1,378,445

0.65                2,668,890          5.55        0.65        2,668,890
                    ---------          ----        ----        ---------
                    8,216,666          4.93        0.74        8,216,666
                    =========          ====        ====        =========

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

At June 30, 2006, and December 31, 2005 options to purchase 3,586,057 and 3,841,493 shares of common stock were outstanding, respectively. These options have exercise prices ranging from $0.55 to $4.00 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

On March 7, 2005, the board of directors of the Company adopted and approved the 2005 Incentive Compensation Plan (the "2005 Plan"), which was approved by the stockholders on June 7, 2005 at the annual meeting of stockholders.

The terms of the 2005 Plan provide for the issuance of up to 5,000,000 awards of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock related awards and performance awards that may be settled in cash, stock or other property. On June 26, 2006 our stockholders approved to amend the 2005 Plan to increase the number of grants available under the Plan from 5,000,000 to 10,000,000.

As of June 30, 2006, 4,690,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 4,360,000 were stock option grants. As of December 31, 2005, 3,213,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 2,883,000 were stock options. On March 14, 2006 the Company granted 30,000 stock options to purchase 30,000 shares of its common stock from its 2005 Incentive Plan to each of its outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to the Company for the first nine months of 2006. These 10 year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from the Company's 2005 Incentive Plan for their service to the Company in 2006. The 10 year stock options vest immediately and have an exercise price of $0.24 per share. The Company's audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of its common stock at an exercise price of $0.24 per share from the Company's 2005 Incentive Plan. In aggregate the 1,110,000 options granted to the outside members of the Board of Directors had a fair value of $258,630 on the date of the grant. On the same date, the Board of Directors granted the Company's Senior Vice President 667,000 stock options to purchase 667,000 shares of the Company's common stock at an exercise price of $0.30 per share. The 667,000 stock options vest over a three year period with 25% vesting immediately and the balance vesting equally over each remaining year. In aggregate, the fair value of the stock options issued to Mr. Ellis was $137,402 on the date of the grant. The fair value of the option grants have been recorded as a compensation charge in accordance with SFAS 123(R).

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement are convertible into an indeterminate number of shares. (see Note 5). Because of this the Company might not have sufficient authorized shares in the future to settle exercises of its non employee issued stock options. Under the guidance of EITF 00-19, share settlement of the Company's non employee issued stock options could no longer considered to be within the their control. The Company reclassified these non employee stock options to a liability based on the fair value of the stock options on November 14, 2005 of $104,927. The Company re-measured the fair value of the non employee stock options. For the six months and the three months period ended June 30, 2006 a charge of $39,942 and a gain of $25,753, respectively, was recorded as a change in fair value in its statement of operations. The fair value of the Company's non employee stock options was $144,425and $104,483 at June 30, 2006 and December 31, 2005,
respectively. The Company used the Black Scholes Valuation model to determine the fair value. The significant assumptions used include the actual period closing price of the Company's common stock ($0.30), applicable volatility rates (132.19%), remaining contractual life (0.42 -4.18 years) and the period close risk free interest rate for the instruments remaining contractual life (5.020%-5.270%).

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

On January 30, 2006, the Company paid Lockheed $225,000 and issued 500,000 ten year warrants at an exercise price of $0.65 and a fair value of $94,500, as part of a settlement agreement and mutual release which terminates the exclusive license and definitive contract and releases the Company from any and all claims, demands and obligations. (Note 9, Litigation). The Company does not believe that the termination of the license granted under the agreement with Lockheed will have a significant impact on its business. In accordance with the provisions of EITF 00-19, the warrants were recorded as a liability at fair value on the date of grant. The Company will re-measure the fair value at the end of each recording period and record the change in fair value in its statement of operation.

NOTE 9 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH ("AIM") in the amount of 430,500 Euros or $540,000 (at the current exchange rate) as of June 30, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments

The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space, which lease expires November 30, 2009.

Future annual minimum lease payments under non-cancelable operating leases and arrangements as of June 30, 2006 are as follows:

                                       Amount
                                      --------
Six Months Ending December 31, 2006    $41,200
Year Ending December 31, 2007           62,800
Year Ending December 31, 2008           65,100
Year Ending December 31, 2009           61,800
                                      --------
             Total                    $230,900
                                      ========

           Rent expenses charged to operations were $41,725 and $32,747 for the six months ended June 30, 2006 and June 30, 2005, respectively. Rent expense charged to operations for the three months ended June 30, 2006 and June 30, 2005 and for period February 7, 1997 (inception) to June 30, 2006 amounted to $25,471, $14,218, and $290,338, respectively

Litigation

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

On February 15, 2005, the Company moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties have recently completed discovery and a final pretrial conference was held on August 17, 2005. On June 5, 2006 we entered into a Settlement and Release Agreement ("Agreement") with our former Chief Financial Officer. The Agreement disposes of and resolves all disputes, claims, issues and differences between us.

The former CFO will receive the sum of $220,000 as a full and final settlement of the Action. ("Settlement Amount"). The Settlement Amount shall be paid as follows: (a) $30,000 was paid to counsel for the former CFO within five business days of the execution of this Agreement to be held in escrow until the filing of the dismissal. (b) the sum of $70,000 shall be paid to counsel for the former CFO either, in our sole and exclusive discretion, as one payment to be made within five business days upon completion of any single financing received by us of $1,400,000 of gross proceeds or more or, in the event of our receipt of financing of less than $1,400,000 of gross proceeds, in multiple payments based upon a percentage, calculated by dividing the amount of the interim funding by the total financing amount of $2,000,000 and multiplying that percentage by $100,000 and (c) the additional sum of $120,000 shall be paid to the former CFO in twelve (12) monthly installments of $10,000, to be paid on the fifteenth
(15th) of each month, beginning no sooner than thirty (30) days after completion of the second settlement payment or the date of the final payment of the $70,000 referenced above.

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

On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its new President and CEO, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company has entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. The employment agreement provides that Mr. O'Connor will receive a fixed salary at an annual rate of $225,000. The Company also agreed to issue to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of the Company's common stock of the Company at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company is also obligated to pay Mr. O'Connor the balance of his prior employment contract bonus of $55,000 if unpaid as a result of his change of employment. The Company paid the $55,000 bonus to Mr. O'Connor in two equal installments, April 2005 and January 2006. Finally, based upon the attainment of specified performance goals determined by our Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor
(1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant. On March 14, 2006 the Board of Directors approved a performance bonus of $28,000 in accordance with Mr. O'Connor's employment agreement. The payment will be deferred until such time the CEO in his sole discretion, determines the Company's financial situation supports such payment.On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, the Company announced that it entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remains a member of the Board of Directors. The agreement, which terminates Mr. Fauci's previous employment agreement with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of shareholders to continue as a Board member. The agreement also provides for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations as of June 30, 2006:

                                    Aggregate
                                    Commitment
                                    ----------
Six months ending December 31,2006   $302,500
  Year ending December 31, 2007       291,500
  Year ending December 31, 2008       195,000
                                      -------

              Totals                 $789,000
                                     ========

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

NOTE 11 - Subsequent Events

On July 25, 2006 the Company received a 2nd advance in the amount of $500,000 on the remaining $1,400,000 of the final tranche from the purchasers in the November 2005 Securities Purchase Agreement. The remaining $900,000 will be paid within two days of the effectiveness of the registration statement under the terms of the agreement. In accordance with the terms of the Securities Purchase Agreement, the Company issued to the purchasers 500,000 five year warrants to purchase 500,000 shares of its common stock at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. Upon the effectiveness of the registration statement, after the Company receives the remaining $900,000, it will issue to the purchasers 900,000 warrants under the same terms.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom received five year warrants to purchase 133,776 shares of our common stock at an exercise price of $0.65 per share on July 25, 2006. The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants are issued pro rata upon each investment tranche. The initial market price was $0.299 for the advance of the third tranche. Axiom will receive additional warrants when the registration statement is declared effective. Also, pursuant to the amended Finder's Fee Agreement, Axiom earned a 6.5% finders fee on the proceeds received in the Securities Purchase Agreement. Axiom received $32,500 on August 1, 2006 and will receive $58,500 when the registration statement is declared effective.

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

Discussion of Financial Condition, Changes in Financial Condition and Results of Operations and Management's Liquidity Plans

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through June 30, 2006, in the amount of $30,602,321. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 8 to Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, we completed a private placement of 1,550,000 shares of its Series A convertible preferred stock and issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of our common stock at an exercise price of $1.10 per share which expire December 14, 2009. We received gross proceeds of $1,550,000 in the private placement. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering the warrant exercise price was reduced to $0.50 per share. At July 25, 2006 every 1 share of series A preferred stock held can be converted into 2.94 shares of common stock for a total of 5,443,184 shares of common stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, we issued additional five year warrants to purchase 1,550,000 shares of our common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. We could receive an additional $1,395,000 if all of the warrants issued to the Series A stockholders are exercised though there is no assurance these warrants will be exercised. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock. On January 3, 2006, we issued 301,423 shares of series A convertible preferred stocks as in-kind dividends to the holders of series A preferred stock on the dividend record date of December 15, 2005. We inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates and thereafter we will issue an aggregate of 117,795 series A preferred dividend shares.

On August 10, 2005, we consummated a subscription rights offering to our existing stockholders. We distributed to holders of our common stock transferable subscription rights to purchase shares of our newly-created series B convertible preferred stock. We issued the subscription rights at the current rate of one right for approximately 4.33 shares of our common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107 on the record date. Each subscription right represented the right to purchase one share of newly-created series B preferred stock. Stockholders that purchased shares of our series B preferred stock in the rights offering were issued, for no additional consideration, five-year warrants to purchase that number of shares of our common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. At the closing of the subscription rights offering on August 10, 2005,we received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. The warrants have an exercise price of $0.75 per share. And will expire August 10, 2010. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at our option, additional shares of series B convertible preferred stock. As of July 25, 2006, every 1 share of series B preferred stock converts into 1.47 shares of common stock for a total of 1,960,145 shares of common stock. As of June 30, 2006, 150,902 shares of series B convertible stock were converted into 165,034 shares of our common stock. On January 3, 2006, we issued 76,467 shares of series B convertible preferred stock as in-kind dividends in to the holders of series B preferred stock on the dividend record date of December 15, 2005. We inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates and thereafter we will issue an aggregate of 59,766 series B preferred dividend shares. We could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised. We incurred legal and accounting fees in connection with the rights offering totaling approximately $212,000.

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

As of July 25, 2006, the Purchasers have provided us $3,100,000 of the $4,000,000. The final payment of $900,000 will be disbursed within two days of the effectiveness of a registration statement.

The proceeds of the offering are being used to support the Company's commercialization activities for its BioScanIR(R) System and for working capital.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. Interest is to be paid quarterly. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into our common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The debt discount recorded on our secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method.

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of its assets and intellectual property. We were required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006 but it has not yet been declared effective. If the registration statement is not declared effective within 120 days from November 14, 2005 or if the we fail to maintain effectiveness of the registration statement, then we will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the then outstanding principal amount of the convertible debentures in shares or cash. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we will be required to pay liquidated damages in shares or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of June 30, 2006, we have accrued $109,333 in liquidated damages.

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

Under a Guaranty and Pledge Agreement, our President and Chief Executive Officer, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or un-matured, now or hereafter existing or created and becoming due and payable to the Purchasers, their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of our common stock issued in its name, and (ii) to grant to the Purchasers, their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations.

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

Pursuant to the amended Finder's Fee Agreement, between us and Axiom, Axiom will earn a finders fee of $260,000 in cash of which $65,000 was paid on each November 16, 2005 and January 6, 2006, $39,000 was paid on May 12, 2006, $32,500 was paid on August 1, 2006 and $58,500 will be paid when the registration statement is declared effective. In addition, Axiom will receive five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005 and 395,310 were granted on January 6, 2006, 173,580 were granted May 10, 2006 and 133,776 were granted July 25, 2006 (see Note 6 of the accompanying condensed financial statements). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche and the 1st and 2nd advance of the third tranche, respectively.

The Securities Purchase Agreement as described above, upon conversion of notes, will trigger the anti-dilution provisions in our Series A convertible preferred stock and Series B convertible preferred stock. Both the Series A and Series B preferred stock will be convertible into additional shares of common stock. (see
Note 6 of the accompanying condensed financial statements).

The BioScanIR(R) System has received FDA Section 510(k) clearance, permitting its sale in the U.S., and CE mark approval permitting its sale in Europe. Our approved labeling permits it to market the BioScanIR(R) system for use in imaging a large variety of diseases - such as cancer and vascular disease - that affect the movement of blood (known as blood perfusion), in tissue and organs.

We continue to further improve our system for our target end-market applications based upon pilot site feedback. Current systems production is driven by our need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold or leased at some time in the future. We will build and deploy these units to the extent that they advance our product development and validation efforts and our drive to commercialization. On November 1, 2005, we delivered the new cancer therapy monitoring configuration of our BioScanIR(R) System to the Cleveland Clinic for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. In the 1st quarter of 2006, we entered into a pilot site agreement with Yale University School of Medicine. Yale began to conduct clinical trials using our BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale will use our BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo, then monitoring the healing process of the transplanted flaps. The clinical trial at Yale will build upon earlier work done at the University of Geneva in reconstructive surgery. In June 2006 we entered into a pilot site agreement with the Hospital of the University of Pennsylvania's Department of Surgery ("HUP") and The Dartmouth-Hitchcock Medical Center and Dartmouth Medical School Department of Surgery ("Dartmouth"). On August 2, 2006,we entered into a Pilot Site Research Agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School. We expect to deliver our BioScanIR(R) System to BIDMC by August 14, 2006. Under the clinical trial protocol, HUP, Dartmouth and BIDMC will be conducting the same clinical trial as Yale in the plastic and reconstructive surgery application. This multi-center clinical trial being conducted at Yale, HUP Dartmouth and BIDMC is expected to be completed by the end of the 3rd quarter 2006. As of June 30, 2006, we had four fully functional prototype or commercial units installed in various U.S. and European medical institutions for testing and evaluation.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro) 430,500, or $540,000 as of June 30, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

As of June 30, 2006, we had cash balances and working capital deficit of $296,879 and $1,044,781, respectively and total stockholders' deficiency of $11,306,248. At August 7, 2006, the Company has approximately $337,000 in cash balances.

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

As we expand our efforts into other applications we will evaluate our revenue model options. For example, in the diagnostic/screening market we believe that an operating lease for the equipment or a fee per use model could be more appropriate. In this model, revenues may be generated through a combination of several elements including a fee per use, a one-time up-front fee for licensing, installation and training, and annual maintenance fees. Further, we believe that a fee per use model may be more appropriate for physician office-based diagnostic and screening applications to minimize capital equipment purchase barriers.

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

Results of Operations

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

The following represents a summary of the results of operations for the three months ended June 30, 2006 and 2005:

                                                                  June 30, 2006  June 30, 2005
                                                                  -------------  -------------
                                                                   (Unaudited)    (Unaudited)
OPERATING EXPENSES
Research and development                                           $    302,483  $    352,627
Selling, general and administrative                                     479,198       807,942
                                                                   ------------  ------------
Total Operating Expenses                                                781,681     1,160,569
                                                                   ------------  ------------
Operating Loss                                                         (781,681)   (1,160,569)
Change in fair value of non-employee stock options,  warrants,
and conversion options                                                2,422,877            --
Registration rights penalties                                           109,333            --
                                                                   ------------  ------------
Interest and other (income) expenses, net                                50,156        (1,044)
Net Loss                                                             (3,364,047)   (1,159,525)
Accumulated Dividend on Series A Convertible Preferred Stock             15,500        15,500
Accumulated Dividend on Series B Convertible Preferred Stock             10,047            --
                                                                    -----------   -----------
Net loss attributable to common stockholders- basic and diluted     $(3,389,594)  $(1,175,025)
                                                                    ===========   ===========
Basic and diluted net loss per share                                $     (0.11)  $     (0.04)
                                                                    ===========   ===========
Weighted average number of shares outstanding                        30,735,540    30,038,140
                                                                    ===========   ===========


Net Loss. We had a net loss of $3,364,047 and $1,159,525 for the three months ended June 30, 2006 and 2005, respectively. The net loss attributable to common stockholders increased by $2,214,569 to $3,389,594 for the three months ended June 30, 2006 from $1,175,025 for the three months ended June 30, 2005. For the period ended June 30, 2006, this included $15,500 and $10,047 of accumulated dividends on our series A and B convertible preferred stock payable in cash or, at our option, additional shares of Series A and Series B convertible preferred stock, respectively. We have been a development stage enterprise and have had a cumulative net loss of $30,602,321 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement the proceeds of the August 10, 2005 proprietary rights offering and the November 14, 2005 Securities Purchase Agreement, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR(R) System.

The loss for the period ended June 30, 2006 included a $2,422,844 charge for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non employee option. We used the intrinsic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

Research and Development Expenses. Research and development expense decreased by $50,144 to $302,483 from $352,627 three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Cash proceeds from private placements in 2003 and 2004, the proprietary rights offering and the securities purchase agreement in 2005 provided the funding for these activities. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the research and development activity for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 were:

Technical salaries and consulting expense decreased by $25,029 to $124,374 from $149,403 attributable to a reduction of approximately $19,000 in research and development consulting fees. Recruitment expense decreased $18,134 to $18,231 for the three months ended June 30, 2006 from $36,365 for the three months ended June 30, 2005.

Expenses for materials used in research and development and pilot site support increased by $28,881 to $67,988 for the three months ended June 30, 2006 from $39,107 for the three months ended June 30, 2005 as we continue our product development. Part of the increase is attributable is to the $45,000 paid to an outside consulting firm to perform our quality, regulatory and clinical service in the three months ended June 30, 2006. Patent expenses decreased by $33,155 to $6,524 from $39,679 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. In the three months ended June 2006 there were no new patents filed compared to two new patents filed in the three months ended June 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $328,744 to $479,198 from $807,942 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Significant components of the decrease for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 were:

Consulting expenses decreased $219,037 to $94,695 for the three months ended June 30, 2006 from $313,732 for the three months ended June 30, 2005. In June 2005 we granted to our outside Board of Directors restricted stock with the fair value of $198,000 on the date of grant in partial payment for their 2005 year of service. There was no restricted stock granted to the outside directors in 2006.

Administrative and business development payroll expenses decreased $153,185 to $118,224 for the three months ended June 30, 2006 from $271,409 for the three months ended June 30, 2005. Most of the decrease is attributable to reduction in administrative salaries to adjust for the over accrual for deferred officer's salaries of $134,632.

Our legal fees decreased $65,063 to $23,400 for the three months ended June 30, 2006 from $88,463 for the three months ended June 30, 2005 while our accounting fees increased $38,236 to $59,253 for the three months ended June 30, 2006 from $21,017 for the three months ended June 30, 2005.

In the three months ended June 30, 2006, investor relations expenses increased $19,803 to $36,244 compared to $16,441 for the three months ended June 30, 2005. The increase was primarily due to the investor relations company we hired. In addition, in December 2005 we hired a public relations company which increased our marketing expense $18,334 to $19,729 for the three months ended June 30, 2006 from $1,395 for the three months ended June 30, 2005. Financing costs were $41,957 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005. The increase is attributable to the Securities Purchase Agreement we entered into on November 14, 2005.

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

The following represents a summary of the results of operations for the six months ended June 30, 2006 and 2005:


                                                                  June 30, 2006  June 30, 2005
                                                                  -------------  -------------
                                                                   (Unaudited)    (Unaudited)

OPERATING EXPENSES
Research and development                                          $     641,916  $ 1,012,085
                                                                  -------------  ------------
Selling, general and administrative                                   1,462,073    1,722,075
                                                                  -------------  ------------
Total Operating Expenses                                              2,103,989    2,734,160
                                                                  -------------  ------------
Operating Loss                                                      (2, 103,989)  (2,734,160)
Change in fair value of non-employee stock options, warrants,
  and conversion options                                              5,928,114           --
                                                                  -------------  ------------
Registration rights penalties                                           109,333           --
Interest and other (income) expenses, net                               142,916        (3,053)
                                                                  -------------  ------------
Net Loss                                                             (8,284,352)   (2,731,107)
Accumulated Dividend on Series A Convertible Preferred Stock             31,000        33,593
Accumulated Dividend on Series B Convertible Preferred Stock             21,363           --
Net loss attributable to common stockholders- basic and diluted   $  (8,336,715) $ (2,764,690)
                                                                  =============  ============
Basic and diluted net loss per share                              $       (0.27) $      (0.09)
                                                                  =============  ============
Weighted average number of shares outstanding                        30,654,103    29,872,627
                                                                  =============  ============

Net Loss. We had a net loss of $8,284,352 and $2,731,107 for the six months ended June 30, 2006 and 2005, respectively. The net loss attributable to common stockholders increased by $5,572,025 to $8,336,715 for the six months ended June 30, 2006 from $2,764,690 for the six months ended June 30, 2005. For the period ended June 30, 2006, this included $31,000 and $21,363 of accumulated dividends on our series A and B convertible preferred stock payable in cash or, at our option, additional shares of Series A and Series B convertible preferred stock, respectively. We have been a development stage enterprise and have had a cumulative net loss of $30,602,321 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement the proceeds of the August 10, 2005 proprietary rights offering and the November 14, 2005 Securities Purchase Agreement, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR(R) System.

The loss for the six month period ended June 30, 2006 included a $5,928,114 charge for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non employee option. We used the intrinsic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

Research and Development Expenses. Research and development expense decreased by $370,169 to $641,916 from $1,012,085, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Cash proceeds from private placements in 2003 and 2004, the proprietary rights offering and the securities purchase agreement in 2005 provided the funding for these activities. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the research and development activity for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 were:

Technical salaries and consulting expense decreased by $300,074 to $238,802 from $538,876 attributable to a stock grant issued to a consultant in the six months ended June 30, 2005 with a fair value of $212,500 and a decrease in our product development support staff. Less employees in the six months ended June 30, 2006 attributed to the decrease in business travel and entertainment by $7,922 to $47,740 from $55,662. Recruitment expense decreased $36,083 to $54,354 for the six months ended June 30, 2006 from $90,457 for the six months ended June 30, 2005.

Expenses for materials used in research and development and pilot site support increased by $84,156 to $159,160 for the six months ended June 30, 2006 from $75,004 for the six months ended June 30, 2005 as we continue our product development. In the last quarter of 2005, we hired an outside consulting firm to perform our quality, regulatory and clinical service. During the six months ended June 30, 2006 we paid $90,000 to the consulting firm compared to $0 during the six months ended June 30, 2005. Patent expenses decreased by $81,115 to $15,545 from $96,660 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. There were four new patent applications filed in 2005 compared none filed in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $260,002 to $1,462,073 from $1,722,075 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Significant components of the decrease for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 were:

Consulting expenses decreased $337,405 to $186,788 for the six months ended June 30, 2006 from $524,183 for the six months ended June 30, 2005. The decrease was attributable to the termination of the management consulting team that we hired in the interim period before hiring our new CEO,the termination of our International Business Development consultant and not granting our outside directors restricted stock in 2005. We recognized compensation expense of $258,630 for the six months ended June 30, 2006 for stock options granted to our outside directors and employee under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS 123)"). We did not recognize stock-based compensation cost in our statement of operations prior to January 1, 2006.

Administrative and business development payroll expenses decreased $110,757 to $415,959 for the six months ended June 30, 2006 from $526,716 for the six months ended June 30, 2005. Most of the decrease is attributable to reduction in administrative salaries to adjust for the over accrual for deferred officer's salaries of $134,632.

Our legal fees decreased $261,837 to $43,607 for the six months ended June 30, 2006 from $305,444 for the six months ended June 30, 2005 attributable to the settlement of an arbitration proceeding with our former CEO and litigation investigation with our former CFO and the changing of legal firms in 2006. Accounting fees increased $32,090 to $128,221 for the six months ended June 30, 2006 from $96,131 for the six months ended June 30, 2005.

Financing costs increased $36,577 to $76,077 for the six months ended June 30, 2006 from $39,500 for the six months ended June 30, 2005. The increase is related to the Securities Purchase Agreement we entered into on November 14, 2005.

In the six months ended June 30, 2006, investor relations expenses increased $84,627 to $113,722 compared to $29,095 for the six months ended June 30, 2005. The increase was primarily due to the $61,750 fair value of a stock grant awarded to the investor relations company we hired. We hired a public relations company in December of 2005 which increased our marketing expense $18,677 to $41,725 for the six months ended June 30, 2006 from $23,048 for the six months ended June 30, 2005.

Item 3 - Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

As of June 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") concluded that, as of the end of the period covered by this report our disclosure controls and procedures were not designed and not effective in ensuring that we can record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

      Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2007. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended June 30, 2006, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

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

      Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      On February 15, 2005, we moved for partial summary judgment on Plaintiff's deferred salary claim. By Order dated March 23, 2005, the court denied our motion, but allowed us to renew our motion at the close of discovery. The Court did find that it is unlikely that Plaintiff could recover any deferred compensation prior to April 1, 1999. The parties have completed discovery and a final pretrial conference was held on August 17, 2005. On June 5, 2006 we entered into a Settlement and Release Agreement ("Agreement") with our former Chief Financial Officer. The Agreement disposes of and resolves all disputes, claims, issues and differences between us.

      The former CFO will receive the sum of $220,000 as a full and final settlement of the Action. ("Settlement Amount"). The Settlement Amount shall be paid as follows: (a) $30,000 was paid to counsel for the former CFO within five business days of the execution of this Agreement to be held in escrow until the filing of the dismissal. (b) the sum of $70,000 shall be paid to counsel for the former CFO either, in our sole and exclusive discretion, as one payment to be made within five business days upon completion of any single financing received by us of $1,400,000 of gross proceeds or more or, in the event of our receipt of financing of less than $1,400,000 of gross proceeds, in multiple payments based upon a percentage, calculated by dividing the amount of the interim funding by the total financing amount of $2,000,000 and multiplying that percentage by $100,000 and (c) the additional sum of $120,000 shall be paid to the former CFO in twelve (12) monthly installments of $10,000, to be paid on the fifteenth
(15th) of each month, beginning no sooner than thirty (30) days after completion of the second settlement payment or the date of the final payment of the $70,000 referenced above.

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

      On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, we announced that we entered into a consulting agreement with Mr. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of stockholders to continue as a board member. The agreement also provides for a three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. In 2005, we paid $240,000 to Mr. Fauci of which $200,000 was for one year consulting as per agreement and $40,000 for the deferred accrued salary. As of June 30, 2006 we paid Mr. Fauci in aggregate $300,000 as part of his consulting agreement. We owe Mr. Fauci $150,000 for the second year of this agreement. As of June 30, 2006, we have paid Mr. Fauci in aggregate $100,000 as part of the payout schedule for his deferred officer's salary and currently owe him $525,000. We are current on both these obligations.

      Except as set forth above we are not a party to any other pending or threatened legal proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      Following is a summary of unregistered securities issued during the period January 2006 through July 2006.

      In June 2006, a holder of our series B preferred stock converted an aggregate of 36,237 preferred shares into an aggregate of 50,369 shares of our common stock.

      On March 14, 2006 we granted 30,000 stock options to purchase 30,000 shares of our common stock from our 2005 Incentive Plan to each of our outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to us for the first nine months of 2006. These 10 year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from our 2005 Incentive Plan for their service to us in 2006. The 10-year stock options vest immediately and have an exercise price of $0.24 per share. Our audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of our common stock at an exercise price of $0.24 per share from our 2005 Incentive Plan. On February 13, 2006, we entered into a letter of agreement with The Investor Relations Group, Inc. Under the Agreement IRG will provide investor relations services for us. In consideration for its services, we will pay IRG $10,000 per month. In addition, we delivered 325,000 restricted shares of our common stock to IRG with a fair value of $61,750 on the date of the grant. These shares will be restricted for a period of two years from the date of execution of the Agreement.

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

      On January 30, 2006, we entered into a settlement agreement and mutual release with Lockheed. The Settlement Agreement terminates the Exclusive License Agreement concerning Enhanced Quantum Well Infrared Photodetector technology us and Lockheed entered into on September 29, 1998 and Definitive Contract No. 6249801 concerning the fabrication of Focal Plan Arrays that we and Lockheed entered into on June 24, 1998. Under the terms of the Settlement Agreement we agreed to pay a one-time, fully paid up license fee of $225,000 to Lockheed and we also agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from us, at any time prior to the expiration date, one share of our common stock for $0.65 per share; such warrants shall expire on December 28, 2015. In consideration for this settlement payment, Lockheed has agreed to release us and terminate all prior agreements and understandings between Lockheed and us, including but not limited to any and all claims which relate to, arise from, or are in any manner connected to: (i) the License Agreement; (ii) the Definitive Contract; or (iii) any claimed license fees or other monetary consideration, whether accrued or not. In addition, we agreed to cease using any of the EQWIP technology that was the subject of the patents referenced in the License Agreement. We do not believe that the loss the license granted under the agreement with Lockheed will have a significant impact on us.

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

      On January 3, 2006, we issued shares of its series A and series B convertible preferred stock as dividends in-kind to the holders of its series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of our company at the close of business on the applicable record date, which was December 15, 2005.

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

      Pursuant to an amended Finder's Fee Agreement, between Axiom Capital Management, Inc. and us, Axiom will earn a finders fee on the November 14, 2005 Securities Purchase Agreement of $260,000 in cash of which $65,000 was paid on each of November 16, 2005 and January 6, 2006, $39,000 was paid on May 12, 2006, $32,500 was paid on August 1, 2006 and $58,500 will be paid when the registration statement is declared effective. In addition, Axiom has and will receive five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, 378,445 of which were granted on November 14, 2005, 395,310 of which were granted on January 4, 2006, 173,580 were granted May 10, 2006 and 133,776 were granted on July 25, 2006. Upon the 3rd tranche when the registration statement is declared effective, Axiom will receive additional warrants to purchase shares of our common stock at an exercise price of $0.65 per share. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price of (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants have and will be issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche and the 1st and 2nd advance of 3rd tranche, respectively.

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

      (b) Reports on Form 8-K.

      Current Report on Form 8-K filed on May 4, 2006, reporting the hiring of the Company's Vice President of Operations. Current Report on Form 8-K filed on June 1, 2006, reporting the Company entered into a Clinical Trial Research Agreement with the University of Pennsylvania's Department of Surgery ("Penn") under which Penn will conduct clinical trials using the Company's patented BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Penn will use the Company's BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo.

      Current Report on Form 8-K filed on June 15, 2006, reporting the Company entered into a Pilot Site Research Agreement with the The Dartmouth-Hitchcock Medical Center and Dartmouth Medical School Department of Surgery ("Dartmouth") under which Dartmouth will conduct clinical trials using the Company's patented BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Dartmouth will use the Company's BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Advanced BioPhotonics Inc.


Date: August 14, 2006              /s/ Denis A. O'Connor
                                   ---------------------------------------------
                                   Denis A. O'Connor
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Celia Schiffner.
                                   ---------------------------------------------
                                   Celia Schiffner
                                   Controller
                                   (Principal Accounting and Financial Officer)