Form 10QSB
period 2006-09-30
Advanced BioPhotonics Inc.
filed 2006-11-14
CIK 1096182

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

For the fiscal quarter ended                     Commission file
     September 30, 2006                          number: 0-27943

                                 ---------------

                           ADVANCED BIOPHOTONICS INC.

        (Exact name of small business issuer as specified in its charter)

             Delaware                                 11-3386214
---------------------------------------   ----------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

    125 Wilbur Place, Suite 120
         Bohemia, New York                                 11716
---------------------------------------   ----------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the registrant's Common Stock as of November 12, 2006 was 30,783,141 shares.

         Transitional Small Business Disclosure Format. Yes [ ] No [ X ]

================================================================================

                           ADVANCED BIOPHOTONICS INC.

                 September 30, 2006 FORM 10-QSB QUARTERLY REPORT

                                      INDEX

                                                                         Page
                                                                         ----

PART I.....................................................................1

     Item 1. - Financial Statements........................................1

     Item 2 - Management's Discussion and Analysis or
              Plan of Operation...........................................37

     Item 3 - Controls and Procedures.....................................47

PART II...................................................................48

     Item 1 - Legal Proceedings...........................................48

     Item 2 - Unregistered Sales of Equity Securities
              and Use of Proceeds.........................................49

     Item 3 - Default Upon Senior Securities..............................52

     Item 4 - Submission of Matters to a Vote of Security Holders.........52

     Item 5 - Other Information...........................................52

     Item 6 - Exhibits and Reports on Form 8-K............................52

                                     PART I

Item 1.   Financial Information

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)

                            CONDENSED BALANCE SHEETS



                                                      September 30,    December 31,
                                                           2006           2005
                                                        ----------      ----------
                                                        (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents .....................    $  186,560      $  868,363
     Prepaid expenses and other current assets .....        26,667         207,589
                                                        ----------      ----------

         Total Current Assets ......................       213,227       1,075,952

     Property and equipment, net ...................       199,529         176,827
     Other assets:
        Equipment deposits .........................       232,977         257,983
        Deferred financing costs, net ..............       577,106         220,962
           Security deposits .......................        15,062           9,662
                                                        ----------      ----------

         TOTAL ASSETS ..............................    $1,237,901      $1,741,386
                                                        ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



                                                                             September 30,             December 31,
                                                                                 2006                      2005
                                                                              ------------            ------------
                                                                              (Unaudited)

CURRENT LIABILITIES
     Notes payable ........................................................   $         --            $    152,512
     Accounts payable and accrued expenses ................................        482,924                 426,326
     Accrued professional fees ............................................        273,348                 242,171
     Accrued license fees .................................................             --                 323,000
     Accrued registration rights penalties ................................        241,200                      --
     Accrued interest payable .............................................        171,913                  19,665
     Accrued employees' salaries .........................................         90,923                       --
     Deferred former officers' salaries ...................................        460,000                 504,632
     Dividends payable ....................................................             --                  77,729
                                                                              ------------            ------------
         Total Current Liabilities ........................................      1,720,308               1,746,035
                                                                              ------------            ------------
    Convertible debentures(net of debt discount
    $2,904,036 and $758,171, respectively) ................................        470,964                 241,829
    Detachable warrants ...................................................      3,899,581                 878,708
    Non employee stock options ............................................         54,833                 104,483
    Conversion option on convertible debentures ...........................      4,230,632                 891,892
    Conversion option on series A convertible
             preferred stock ..............................................        379,784                 602,387
    Conversion option on series B convertible
             preferred stock ..............................................        150,796                 251,293
     Deferred former officers salaries, non current .......................        255,000                 435,000
                                                                              ------------            ------------
         Total Long Term Liabilities ......................................      9,441,590               3,405,592
                                                                              ------------            ------------
         Total Liabilities ................................................     11,161,898               5,151,627
                                                                              ------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Series A Convertible preferred stock, $.01 par value,
         3,000,000 shares authorized; 1,851,423 and
         1,550,000 shares issued and outstanding,
         respectively, liquidation preference $1,851,423 and
         $1,550,000,
         respectively .....................................................         18,514                  15,500
     Series B Convertible preferred stock, $.01 par
         value, 7,000,000 shares authorized; 1,333,432 and
         1,293,202 shares issued and outstanding,
         respectively, liquidation preference $666,716 and
         $640,776, respectively ...........................................         13,335                  12,932
     Common stock, $.001 par value; 200,000,000
         shares authorized; 33,460,141 issued and
         30,783,141 outstanding in 2006 and
         33,072,772 shares issued and 30,395,772
         outstanding in 2005 respectively .................................         33,460                  33,073
     Additional paid-in capital ...........................................     19,270,818              18,848,900
     Deficit accumulated during the development
         stage ............................................................    (29,257,447)            (22,317,969)
     Treasury stock, at cost, 2,677,000 and  shares
         issued ...........................................................         (2,677)                 (2,677)
                                                                              ------------            ------------
         Total Stockholders' Deficiency ...................................     (9,923,997)             (3,410,241)
                                                                              ------------            ------------
             TOTAL LIABILITIES AND
                  STOCKHOLDERS' DEFICIENCY ................................   $  1,237,901            $  1,741,386
                                                                              ============            ============



      The accompanying notes are an integral part of these condensed financial statements.

                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                                                       Cumulative
                                                                                                                     For the Period
                                                                                                                    From February 7,
                                                                                                                    1997 (inception)
                                                     For the Nine Months Ended              For the Quarter Ended        through
                                                           September 30,                        September 30,          September 30,
                                                            2006          2005             2006            2005           2006
                                                       ------------    ------------    ------------    ------------    -------------
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)

   Development revenues ............................   $         --    $         --    $         --    $         --    $     69,800

   Development costs ...............................             --              --              --              --          20,000
                                                       ------------    ------------    ------------    ------------    ------------
     GROSS PROFIT ..................................             --              --              --              --          49,800
                                                       ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Research and development ........................   $    984,832       1,315,746         342,916         303,661       9,704,055
   Selling, general and administrative .............      2,041,010       3,248,780         578,937       1,526,704      11,718,150
   Related party legal expense .....................             --              --              --              --         544,881
   Write-off of public offering costs ..............             --              --              --              --         501,992
                                                       ------------    ------------    ------------    ------------    ------------

     TOTAL OPERATING
     EXPENSES ......................................      3,025,842       4,564,526         921,853       1,830,365      22,469,078
                                                       ------------    ------------    ------------    ------------    ------------
     OPERATING LOSS ................................     (3,025,842)     (4,564,526)       (921,853)     (1,830,365)    (22,419,278)

     Change in fair value of non employee
     stock options, warrants and conversion
     options .......................................      3,396,148              --      (2,531,966)             --       3,719,337
    Registration rights penalties ..................        241,200              --         131,867              --         241,200
   Interest and other (income) expenses, net .......        276,288          (5,628)        133,372          (2,573)      1,296,125
                                                       ------------    ------------    ------------    ------------    ------------
       NET (LOSS) / INCOME .........................     (6,939,478)     (4,558,898)      1,344,874      (1,827,792)
                                                                                                                        (27,675,940)

     Series A Convertible Preferred Stock
         beneficial conversion feature .............             --         703,128              --         703,128       1,161,249
     Series B Convertible Preferred Stock
         beneficial conversion feature .............             --         420,258              --         420,258         420,258
     Deemed dividend on issuance of
         additional Series A Convertible
         Preferred Stock Warrants ..................             --              --              --              --         449,500
     Accumulated Dividends on Series A
         Convertible Preferred Stock ...............         46,500          49,083          15,500          15,500         111,083
     Accumulated Dividends on Series B
         Convertible Preferred Stock ...............         32,044          13,228          10,681          13,228          49,658
                                                       ------------    ------------    ------------    ------------    ------------

          NET (LOSS) /  INCOME ATTRIBUTABLE
             TO COMMON STOCK HOLDERS-
             BASIC AND DILUTED .....................   $ (7,018,022)   $ (5,744,595)   $  1,318,693    $ (2,979,906)   $(29,867,688)
                                                       ============    ============    ============    ============    ============

  Basic net (loss) / income per share ..............   $      (0.23)   $      (0.19)   $       0.04    $      (0.10)
                                                       ============    ============    ============    ============

  Weighted average number of shares
  outstanding - basic ..............................     30,697,588      30,014,494      30,783,141      30,293,607
                                                       ============    ============    ============    ============

   Diluted net (loss) / income per share ...........   $      (0.23)   $      (0.19)   $       0.02    $      (0.10)
                                                       ============    ============    ============    ============


   Weighted average number of shares
     outstanding - diluted .........................     30,697,588      30,014,494      85,954,981      30,293,607
                                                       ============    ============    ============    ============


            See accompanying notes to condensed financial statements.

--------------------------------------------------------------------------------
                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
            For the Period January 1, 2006 Through September 30, 2006
--------------------------------------------------------------------------------




                                                                                                                     Series A
                                                           Common Stock                Treasury Stock             Preferred Stock
                                                       Shares         Amount       Shares        Amount         Shares      Amount
                                                     -------------------------------------------------------------------------------

Balance at January 1, 2006 ......................... 33,072,772      $33,073     (2,677,000)    $ (2,677)      1,550,000   $15,500

   Issuance of  series A Convertible
     Preferred Stock to settle accrued dividends ...         --           --             --          --          301,423     3,014
   Issuance of  series B Convertible
     Preferred Stock to settle accrued dividends ...         --           --             --          --              --        --
     Issuance of stock options for services rendered         --           --             --
     Expense of employee stock options
      under FAS 123(R) .............................         --           --             --          --              --        --
     Issuance of common stock for
      services rendered ............................    337,000          337             --          --              --        --
   Conversion of Series B Convertible
    Preferred Stock to common stock ................     50,369           50             --          --              --        --
    Reclass conversion option- Series B
    convertible preferred stock to equity ..........         --           --             --          --              --        --
   Net Loss ........................................         --           --             --          --              --        --
                                                     -------------------------------------------------------------------------------
Balance at September 30, 2006 (Unaudited) .......... 33,460,141      $33,460     (2,677,000)   $ (2,677)      1,851,423    $ 8,514
                                                     ===============================================================================

                                                                                                     Deficit
                                                                                                    Accumulated
                                                             Series B                              During the
                                                           Preferred Stock          Additional      Development
                                                     Shares            Amount      Paid-in-Capital     Stage          Total
                                                     ----------------------------------------------------------------------------

Balance at January 1, 2006 .........................  1,293,202    $     12,932    $ 18,848,900    ($22,317,969)   ($ 3,410,241)

   Issuance of  series A Convertible
     Preferred Stock to settle accrued dividends ...        --              --          (3,014)             --              --
   Issuance of  series B Convertible
     Preferred Stock to settle accrued dividends ...    76,467             765            (765)             --              --
     Issuance of stock options for services rendered
     Expense of employee stock options under
      FAS 123(R) ...................................        --              --         352,534              --         352,534
     Issuance of common stock for
      services rendered ............................        --              --          63,693              --          64,030
   Conversion of Series B Convertible
    Preferred Stock to common stock ................   (36,237)           (362)            312              --              --
    Reclass conversion option- Series B
    convertible preferred stock to equity ..........        --              --           9,158              --           9,158
   Net Loss ........................................        --              --              --      (6,939,478)     (6,939,478)
                                                     ----------------------------------------------------------------------------
Balance at September 30, 2006 (Unaudited) ..........  1,333,432    $     13,335      19,270,818     (29,257,447)     (9,923,997)
                                                     ===========================================================================


    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
                           Advanced BioPhotonics Inc.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                                 Cumulative For the
                                                                                                               Period From February
                                                                               For the Nine Months Ended        7, 1997 (inception)
                                                                                       September 30,           through September 30,
                                                                               2006                   2005              2006
                                                                             ---------------------------------  -------------------
                                                                             (Unaudited)          (Unaudited)        (Unaudited)
                                                                             ------------         ------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ............................................................        $ (6,939,478)        $ (4,558,898)        $(27,675,940)
                                                                             ------------         ------------         ------------

     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..............................              63,007               84,149              959,543
         Loss on disposal of net assets .............................                  --                   --               20,584
         Unrealized loss from foreign currency
             transactions ...........................................                  --                   --               19,271
         Warrants issued to related party for legal
             services ...............................................                  --                   --               95,000
         Issuances of warrants and stock options for
             services rendered ......................................             447,034              879,038            2,627,730
         Issuance of common stock  as compensation ..................              64,030              410,500              774,530
         Amortization of original issue discount ....................                  --                   --              329,625
         Amortization of deferred financing costs ...................             132,456                   --              330,188
         Amortization of debt discount on convertible
             debentures .............................................             138,335                   --              153,114
              Write off of deferred offering costs ..................                  --               37,000               37,000
         Change in fair value of non-employee stock
         options, warrants and conversion options ...................           3,396,148                   --            3,719,337

         Changes in operating assets and liabilities:
         Prepaid expenses and other current assets ..................             180,920              182,640              336,012
         Other assets ...............................................              (5,400)               8,038             (149,307)
         Accounts payable and accrued expenses ......................               7,947              430,734            1,212,973
         Accrued registration rights penalties ......................             241,200                   --              241,200
         Deferred officers salaries .................................            (224,632)              (6,923)             715,000
                                                                             ------------         ------------         ------------
             NET CASH USED IN OPERATING ACTIVITIES ..................          (2,498,433)          (2,533,722)         (16,254,140)
                                                                             ------------         ------------         ------------

CASH FLOWS USED IN INVESTING ACTIVITIES

     Purchase of property and equipment .............................             (60,704)            (165,162)          (1,294,809)
                                                                             ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from  issuance of common stock ........................                  --                   --           12,522,477
     Net proceeds from issuance of Series A preferred
         stock ......................................................                  --                   --            1,518,928
     Net proceeds from issuance of Series B preferred
         stock ......................................................                  --              391,688              491,688
     Proceeds from issuance of warrants .............................                  --                   --               40,000
     Proceeds from options exercised ................................                  --                2,880               44,880
     Issuance of bridge note payable ................................                  --                   --            1,025,000
     Payment of deferred financing costs ............................            (260,154)                  --             (472,654)
     Proceeds from convertible debenture, net .......................           2,290,000                   --            3,185,000
     Repayment of notes payable .....................................            (152,512)            (165,883)            (619,810)
                                                                             ------------         ------------         ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ..................           1,877,334              228,685           17,735,509
                                                                             ------------         ------------         ------------

         NET (DECREASE) INCREASE IN CASH ............................            (681,803)          (2,470,199)             186,560

CASH AND CASH EQUIVALENTS -Beginning ................................             868,363            3,403,712                   --
                                                                             ------------         ------------         ------------
     CASH AND CASH EQUIVALENTS - Ending .............................        $    186,560         $    933,513         $    186,560
                                                                             ============         ============         ============


                                                                                                                 Cumulative For the
                                                                                                               Period From February
                                                                               For the Nine Months Ended        7, 1997 (inception)
                                                                                       September 30,           through September 30,
                                                                               2006                   2005              2006
                                                                             ---------------------------------  -------------------
                                                                             (Unaudited)          (Unaudited)        (Unaudited)
                                                                             ------------         ------------  -------------------

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

Cash paid during the periods for:
     Interest .........................................................           $    6,501         $    4,210       $  975,996
     Income Taxes .....................................................           $       --         $    4,509       $    4,509

 Non cash investing and financing activities:

     Conversion of bridge notes .......................................           $       --         $       --       $1,065,625
     Conversion of accounts payable to notes
         payable ......................................................           $       --         $       --       $  237,861
     Insurance premiums financed using a note .........................           $       --         $       --          545,411
 Cashless exercise of stock options resulting  the
     issuance of 27,399 shares of common stock ........................           $       --         $       --       $       27
   Issuance of collateral shares in Company's name ....................           $       --         $       --       $    2,677
 Beneficial conversion charge attributable to
     Series A preferred stock .........................................           $       --         $  703,128       $1,161,249
 Beneficial conversion charge attributable
     to Series B preferred stock ......................................           $       --         $  420,258       $  420,258
 Deemed dividend on issuance of warrants to series
 A preferred stockholders .............................................           $       --         $       --       $  449,500
 Payment of accrued dividends on preferred stock ......................           $       --         $       --       $   77,729
 Recovery of Trilogy warrants .........................................           $       --         $       --       $   44,000
 Conversion option liability on the convertible
 debenture ............................................................           $2,046,265         $       --       $2,659,168
 Reclassification of conversion option liability
 on convertible preferred stock .......................................           $   (9,258)        $       --       $  821,457
 Reclassification of non-employee stock option ........................           $       --         $       --          104,927
 Detachable warrants liability - convertible
 debenture ............................................................           $4,051,733         $       --       $4,211,780
 Reclassification of detachable warrants ..............................           $       --         $       --          636,412
 Detachable warrants issued as deferred financing
 costs ................................................................           $  143,447         $       --       $  204,017


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

Management's Liquidity Plans

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through September 30, 2006 of $29,257,447 and cash flows used in operating activities during the development stage of $16,254,140. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 5, the Company received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants. The Company could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, the Company received gross proceeds of $1,550,000 in a completed a private placement of 1,550,000 shares of its Series A convertible preferred stock. (See Note 5 Series A Convertible Preferred Stock) The Company issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share which expire December 14, 2009. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering, the warrant exercise price was reduced to $0.50 per share. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. The Company could receive an additional $1,395,000 if all of the warrants issued to the investors in the December 2004 private placement are exercised. There can be no assurance as to how many warrants will be exercised.

On August 10, 2005, the Company consummated a subscription rights offering to existing stockholders of the Company. (See Note 5, Proprietary Rights Offering) The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company's option, additional shares of series B convertible preferred stock. The warrants have an exercise price of $0.75 per share and will expire August 10, 2010. The Company could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised.

On September 23, 2005, the Company signed a non-exclusive finder's fee agreement with Axiom Capital Management, Inc. ("Axiom"). Axiom will use its best efforts to introduce the Company to prospective investors with respect to an offering of issuance of any security by the Company, in private placement or series of private placements. Axiom agreed to introduce to the Company only proposed investors that qualify as "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933. The Company agreed that for each introduced investor that completes a transaction with the Company, it shall pay to Axiom (i) an amount in cash equal to 8% of the dollar value of any securities issued by the Company which are purchased by each introduced investor; and (ii) warrants to purchase the number of shares of common stock of the Company as shall equal 8% of shares sold in that transaction to each introduced investor. The agreement will continue until (i) a final closing of a transaction (ii) terminated by either party on 30 days prior written notice to the other party or
(iii) terminated immediately on written notice by one party to the other party upon material breach of the agreement. On November 8, 2005, an addendum was added to the agreement which reduced the percentage that the Company shall pay to Axiom, to an amount in cash equal to 6.5% from 8% of the dollar value of any securities issued by the Company.

On November 14, 2005, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC ("the Purchasers") for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. See Note 4, Securities Purchase Agreement. On September 5, 2006, the Company entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock. At September 30, 2006, the Purchasers have provided the $3,100,000 in proceeds to the Company.

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets and intellectual property. The Company was required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission. On August 17, 2006, the Company withdrew the Registration Statement. The Company filed a new registration statement on September 13, 2006 in accordance with the September 5, 2006 amended Securities Purchase Agreement. Because the registration statement was not declared effective within 120 days from November 14, 2005, the Company has accrued liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares of common stock or cash. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, it will be required to pay liquidated damages in shares or cash, at its election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of September 30, 2006, the Company has accrued approximately $241,000 in liquidated damages.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. On November 15, 2005, the Purchasers received 1,000,000 warrants, on January 4, 2006 the Purchasers received 1,000,000 warrants, on May 10, 2006 the Purchasers received 600,000 warrants and on July 25, 2006 the Purchasers received 500,000 warrants. There can be no assurance to how many, if any, of these warrants will be exercised. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will earn a finders fee of $201,500 in cash of which $65,000 was paid on November 16, 2005, $65,000 was paid on January 6, 2006, $39,000 was paid on May 12, 2006 and $32,500 was paid on August 1, 2006. In addition, Axiom has received five year warrants to purchase shares of the Company's common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005, 395,310 were granted on January 6, 2006, 173,580 were granted on May 10, 2006 and 133,776 were granted on July 25, 2006. (See Note 5). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche, 1st advance and the final advance of the 3rd tranche, respectively.

On September 12, 2006, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the Company's common stock.

The Purchasers provided the Company with the funds as follows:

      o     $275,000 was disbursed on September 12, 2006;
      o     $250,000 was disbursed on October 4, 2006 and
      o     $250,000 was disbursed on November 6, 2006.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company's option, in any month where the current stock price is below the Initial Market Price, which is $0.30, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The full principal amount of the secured convertible notes is due upon a default under the terms of the secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of the Company's assets and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. If the registration statement is not declared effective within 120 days from the date of filing, the Company is required to pay liquidated damages to the Purchasers. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares of common stock or cash, at it's election, an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for the Company shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will earn a finders fee of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 will be paid in November 2006. In addition, Axiom has received five year warrants to purchase shares of the Company's common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006. (See Note 5). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.68 for the 1st tranche, 2nd tranche, and the final tranche, respectively.

On October 31, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes; and (ii) warrants to purchase 40,000,000 shares of the Company's common stock. See Note 10, Subsequent Events.

The proceeds of the offering will be used support our commercialization activities for its BioScanIR(R) System and for working capital.

As of September 30, 2006, the Company had cash balances and working capital deficit of $186,560 and $1,507,081, respectively, and total stockholders' deficiency of $9,923,997. At November 6, 2006, the Company had approximately $1,368,000 in cash balances.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $546,000 (430,500 euros) as of September 30, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

Management estimates that it will require additional cash resources during 2007, based upon its current operating plan and condition. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next 12 months will be greater than our current cash on hand. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next 6 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects. The success of the Company depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR(R) system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Convertible Debentures and Derivative Liabilities

In November 2005 and September 2006, the Company entered into Securities Purchase Agreements for convertible notes and warrants. (See Note 4). The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The convertible notes are recorded at their residual value. The resultant discount is accreted up to the maturity date of the convertible notes using the effective interest rate method.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. Because the convertible notes are convertible into an indeterminate number of shares the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments, such as convertible preferred stock, warrants and non employee stock options. As a result of this and anti-dilution features triggered in certain of these instruments the Company reclassified these instruments from equity to a liability based on their fair values on November 14, 2005 (See Notes 4 &5).

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the three and nine months ended September 30, 2006, the Company recorded a $2,531,966 gain and $3,396,148 charge as a result of the change in fair value of these derivative instruments as follows:

                                              Three Months        Nine Months
                                                 Ended               Ended
                                              September 30,       September 30,
                                                  2006                2006
                                              -----------         -----------

Conversion option on convertible
debenture (see Note 4)                        $    91,167         $ 5,180,594
Conversion option on Series A
convertible preferred stock (see Note 5)         (473,055)           (357,640)
Conversion option on Series B
convertible preferred stock (see Note 5)         (211,969)           (108,380)

Detachable warrants (see Note 5)               (1,848,547)         (1,268,806)

Non employee stock options (see Note 6)           (89,562)            (49,620)
                                              -----------         -----------

Total                                         $(2,531,966)        $ 3,396,148
                                              ===========         ===========

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

Loss Per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants, conversion of the convertible debenture and conversion of the series A and series B convertible preferred stock are excluded from the calculation of net loss per share if their effect would be antidilutive. Securities that could be potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for the nine months ended September 30, 2006 because to do so would have been antidilutive for the periods presented consist of the following:

     Total potential common shares as of September 30, 2006:

     Warrants to purchase common stock            28,958,658

     Options to purchase common stock              8,023,360

     Series A convertible preferred stock          5,609,812

     Series B convertible preferred stock          2,026,817

     Convertible debenture:                       47,535,211
                                                 -----------
                                                  92,153,858
                                                 ===========

     Total potential common shares as of November 6, 2006:

     Warrants to purchase common stock            50,542,301

     Options to purchase common stock              8,023,360

     Series A convertible preferred stock         10,293,912

     Series B convertible preferred stock          3,706,941

     Convertible debenture:                      131,756,757
                                                 -----------
                                                 204,323,271
                                                 ===========

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS 123 (R)"), using the modified-prospective-transition method. As a result, the Company's net loss before taxes for the nine months and three months ended September 30, 2006 was $332,149 ($0.01 per share) and $30,582 ($0.00 per share) lower respectively, than if it had continued to account for share-based compensation under the Accounting Principles Board ("APB") opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25"). As of September 30, 2006 there was $114,215 of total unrecognized compensation related to stock options granted which is expected to be recognized over an approximate 2.50 year period.

Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation, ("SFAS No. 123"). Except for one employee whose stock option grant had intrinsic value, the Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all other options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non-employees of the Company based upon the intrinsic value (the difference between the exercise price on the date of grant and the deemed fair value of the common stock.

For the period ending September 30, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition an Disclosure", which was amended SFAS No. 123, the Company elected to continue to follow intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                          Nine months Ended         Three Months Ended
                                                         September 30, 2005        September 30, 2005
                                                         -------------------       -----------------

Net operating  loss as reported ..................         $(4,558,898)               $(1,827,792)
                                                           -----------                -----------
 Net loss attributable to common shareholders -
  basic and diluted ..............................         $(5,744,595)               $(2,979,906)
Add:
Stock bases employee compensation expense
included in net loss .............................               3,000                      1,500
Deduct:
Total stock-based employee
 compensation expense
 determined under fair value
 based method for all awards .....................            (841,148)                  (229,199)
                                                           -----------                -----------
Pro forma net loss ...............................         $(6,582,743)               $(3,207,605)
                                                           ===========                ===========
Basic and diluted net loss per
 share as reported ...............................         $     (0.19)               $     (0.10)
                                                           ===========                ===========
Basic and diluted pro forma net
 loss per share ..................................         $     (0.22)               $     (0.11)
                                                           ===========                ===========


For the nine months ended September 30, 2005 the fair value of the Company's common stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 126.14%-135.80%, (2) risk-free interest rates of 3.66%-4.18% and (3) expected lives of 5 - 10 years.

On January 9, 2006, the Company hired a Senior Vice President, Business Development. On March 14, 2006, the Board of Directors granted him 667,000 stock options to purchase 667,000 shares of the Company's common stock at an exercise price of $0.30 per share. The 667,000 stock options vest over a three-year period with 25% vesting immediately and the balance vesting equally over each remaining year. In aggregate, the fair value of the stock options issued was $137,402 on the date of the grant and will be recorded as a compensation charge ratably as the options vest in accordance with SFAS 123R.

On March 14, 2006, the Company granted 30,000 stock options to purchase 30,000 shares of its common stock from its 2005 Incentive Plan to each of its outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to the Company for the first nine months of 2006. These 10-year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from the Company's 2005 Incentive Plan for their service to the Company in 2006. The 10-year stock options vest immediately and have an exercise price of $0.24 per share. The Company's audit committee chairperson received 30,000 stock options to purchase 30,000 shares of its common stock at an exercise price of $0.24 per share from the Company's 2005 Incentive Plan. In aggregate, the 1,110,000 options granted to the outside members of the Board of Directors had a fair value of $258,630 on the date of the grant. The fair value of the options was recorded as a compensation charge in the first quarter of 2006 in accordance with SFAS 123R.

On September 18, 2006, the Company granted 160,555 stock options to purchase 160,555 shares of its common stock from its 2005 Incentive Plan to a new appointee to the Board of Directors at the June 26, 2006 annual meeting. Of the 160,555 stock options granted, there were 150,000 stock options for his service to the Company in 2006 and 10,555 stock options in lieu of cash payment for his participation, attendance at meetings and service to the Company from June 26, 2006 to September 30, 2006. The 10 year stock options vest immediately and have an exercise price of $0.28 per share. The fair value of the grant was $21,996 and was recorded as a compensation charge in the quarter ended September 30, 2006 in accordance with SFAS 123R.

For the nine months ended September 30, 2006, the fair value of the Company's common stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 131.13% - 131.47%, (2) risk-free interest rates of 4.68%-4.79% and (3) expected lives of 5 - 10 years.

A summary of option activity under the plans for the nine months ended September 30, 2006 is as follows:

                                                         Weighted
                                                         Average      Aggregate
                                                         Exercise     Intrinsic
                                         Shares           Price         Value
                                         ------           -----       ----------

Outstanding, January 1, 2006             6,724,490        $0.94
Options granted                          1,937,555         0.26

Options forfeited                         (638,685)       $1.18
                                        ---------
Outstanding, September 30, 2006          8,023,360        $0.76       $     --
                                        =========
Exercisable, September 30, 2006          7,488,673        $0.79       $     --
                                        =========

A summary of the status of the Company's nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006:

                                                        Weighted-
                                                        Average
                                                        Grant Date
        Nonvested Shares                Shares          Fair Value
        ----------------                ------          ----------
Nonvested, January 1, 2006                53,250        $     1.36
Granted                                1,937,555        $     0.26
Vested                                 1,456,118        $     .027
Forfeited                                     --                --
Nonvested, September 30, 2006            534,687        $     0.36

The total fair value of shares vested during the nine months ended September 30, 2006 was $352,535.

The following table summarizes stock option information as of September 30, 2006:

                                   Weighted
                                    Average
                 Options           Remaining           Options
Exercise       Outstanding,       Contractual        Exercisable
Prices      September 30, 2006       life         September 30,2006
------      ------------------       ----         -----------------

$  0.24          1,110,000            9.46              1,110,000
$  0.28            160,555            9.98                160,555
$  0.30            667,000            4.45                166,750
$  0.30          1,000,000            9.08              1,000,000
$  0.55            162,659            1.52                162,659
$  0.66            200,000            3.74                200,000
$  0.92             13,500            3.74                 13,500
$  0.97          1,385,689            1.57              1,385,689
$  1.00          2,659,500            8.31              2,628,250

$  1.135           264,925            4.92                264,925
$  1.20             13,500            3.74                 13,500

$  1.375           250,000            7.01                250,000

$  1.378             1,818            0.21                  1,818
$  1.38                727            0.21                    727
$  2.43             90,362            0.36                 90,362
$  3.75              6,000            3.74                  6,000
$  4.00             37,125            4.3                  33,938
                 ------------------------------------------------
                 8,023,360            4.03              7,488,673
                 =================================================

Reclassifications

stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in the first fiscal year ending after November 15, 2006. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 3 - Deferred Former Officers Salaries

Deferred former officers' salaries, current and non-current, represent payroll amounts deferred by the former Chief Executive Officer and former Chief Financial Officer, which aggregated $715,000 and $939,632 at September 30, 2006 and December 31, 2005, respectively. (See Note 8, Litigation).

NOTE 4 - Securities Purchase Agreement

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of the Company's common stock. As of July 25, 2006, the Purchasers have provided us $3,100,000 of the $4,000,000. On September 5, 2006, the Company entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock.

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. Interest is to be paid quarterly. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. Accrued interest as of September 30, 2006 totaled $171,913. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month

In addition the Company, entered into a Registration Rights Agreement whereby it was required to file a registration statement with the SEC within the 45 days of the November 14, 2005. The Company is required to use its best efforts to have the registration statement declared effective within 120 days of November 14, 2005. The Registration Rights Agreement required that the number of shares of common stock included in the registration statement was equal to 200% of the common stock underlying the sum of the number of shares issuable upon conversion of the notes and the number of shares issuable upon exercise of the warrants. The Company filed a registration statement on December 22, 2005 and an amended registration statement on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. The registration statement was withdrawn on August 17, 2006. We filed a new registration statement for the amended Securities Purchase Agreement on September 13, 2006 in which, pursuant to the amendment to the Registration Rights Agreement dated as of September 5, 2006, the selling stockholders and the Company agreed that it would register an aggregate of up to 30% of its outstanding shares of common stock underlying the secured convertible notes. The Company intends to file an amended registration statement to reduce the number of shares to 6,000,000.

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

Since the registration statement has not been declared effective and has exceeded the 120 day time requirement, the Company has accrued approximately $241,000 in liquidated damages as of September 30, 2006.

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

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Under a Guaranty and Pledge Agreement, the Company's President and Chief Executive Officer, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Purchasers, their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of the Company's common stock issued in its own name, and (ii) to grant to the Purchasers, their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations.

In connection with the closing on November 14, 2005 of the first tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion option on the date of issuance of the notes was $612,903. The fair value of the warrants on the date of issuance was $160,048. As such the convertible notes were recorded on the date of issuance at the residual value of $227,049. On January 4, 2006 in the 2nd tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $851,852 and the fair value of the warrants on the date of issuance was $157,000. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $8,852 charge which is included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options. The convertible note was recorded at the residual value of $0. On May 10, 2006, in the advance of the 3rd tranche of $600,000 of convertible notes and warrants for 600,000 shares of common stock, the fair value of the conversion option on the date of issuance of the note was $400,000 and the fair value of the warrants on the date of issuance was $109,200. As such the convertible notes were recorded on the date of issuance at the residual value of $90,800. On July 25, 2006 in the final advance of the 3rd tranche of $500,000 of convertible notes and warrants for 500,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $586,957 and the fair value of the warrants on the date of issuance was $122,897. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $209,854 charge which will be included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the quarter ended September 30, 2006. The convertible note will be recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

On September 12, 2006, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the Company's common stock.

The Purchasers are obligated to provide the Company with the funds as follows:

      o     $275,000 was disbursed on September 12, 2006;
      o     $250,000 was disbursed on October 4, 2006 and
      o     $250,000 was disbursed on November 6, 2006.

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company's option, in any month where the current stock price is below the Initial Market Price which is $0.30, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of the Company's assets and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. If the registration statement is not declared effective within 120 days from the date of filing, the Company is required to pay liquidated damages to the Purchasers. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares of common stock or cash, at the Company's election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for the Company's shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

In connection with the closing on September 12, 2006 of the first tranche of $275,000 of convertible notes and warrants for 20,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion option on the date of issuance of the notes was $207,456. The fair value of the warrants on the date of issuance was $3,662,522. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $3,594,978 charge which is included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options. The convertible note was recorded at the residual value of $0. On October 4, 2006 in the 2nd tranche of $250,000 of convertible notes, the fair value of the conversion option on the date of issuance of the notes was $402,174. Since the fair value of the conversion option exceeded the face value of the convertible notes, the Company recorded a $152,174 charge which will be included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options in the fourth quarter 2006. The convertible note was recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

On October 31, 2006, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes; and (ii) warrants to purchase 40,000,000 shares of the Company's common stock. See Note 10, Subsequent Events.

The proceeds of these offerings are used to support the Company's commercialization activities for its BioScanIR(R) System and for working capital.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option is valued at its intrinsic value because of the 40% discount to current market prices of the Company's common stock and the detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock price ($0.16), applicable volatility rates (131.65%), remaining contractual life (4.1 yrs.- 7.0 years) and the period close risk free interest rate for the instruments expected remaining life (4.59% - 4.60%) are the key assumptions used in the valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the conversion option for the three and nine months ended September 30, 2006 was a charge of $5,180,594 and $91,167, respectively.

NOTE 5 - Stockholders' Equity

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

Series A Convertible Preferred Stock

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,161,249 to deficit accumulated during the development stage in fiscal 2004. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering consummated on August 10, 2005, the conversion price of its series A convertible preferred stock was reduced to $0.50 per share and the exercise price of the warrants was reduced to $0.50 per share. As a result of the reduction in the series A convertible preferred stocks conversion price, the Company recorded a non-cash charge of approximately $703,000 during the third quarter of 2005 in accordance with EITF 00-27. On October 28, 2005, as anti-dilution protection, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock to the December 2004 private placement investors. The warrants have an exercise price of $0.75 per share and will expire August 9, 2010. The Company recorded a deemed dividend charge of $449,500 for the fair value of those warrants during the fourth quarter of 2005. As a result of the issuance of the secured convertible notes and warrants under the November 14, 2005 Securities Purchase Agreement, the series A preferred stock conversion price was reduced to $0.44 per share pursuant to the anti-dilution clause of the certificate of designation. Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series A preferred stock converted into 2 shares of common stock. Anti-dilution provision was triggered again on January 3, 2006, after the sale of an additional $1,000,000 of securities and on May 10, 2006 after the sale of $600,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further to $0.36 per share. The original investment price of $1.00 per share for the series A preferred stock is then divided by the $0.36 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 2.78 shares of common stock for a total of 5,146,956 shares of common stock. On July 25, 2006, after the sale of $500,000 of securities under the Securities Purchase Agreement, the conversion price of the series A preferred stock was reduced further to $0.34 per share. The original investment price of $1.00 per share for the series A preferred stock is then divided by the $0.34 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 2.94 shares of common stock for a total of 5,443,184 shares of common stock. On September 12, 2006, the Company entered into a new Securities Purchase Agreement with the purchasers which further triggered anti-dilution. On September 12, 2006, after the sale of $275,000 of securities, on October 4, 2006, after the sale of $250,000, on October 31, 2006 , after the sales of $1,000,000 of securities and on November 6, 2006 after the sale of $250,000 of securities under the Securities Purchase Agreements, the conversion price of the series A preferred stock was reduced further to $0.33, $0.31, $0.21 and $0.18 per share, respectively. The original investment price of $1.00 per share for the series A preferred stock is divided by the $0.18 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 5.56 shares of common stock for a total of 10,293,912shares of common stock. The conversion price of the Series A preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company's common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series A convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series A convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series A convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series A convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series A convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $586,182. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $135,037. Excess of fair value over the dividend payable of $60,600 was recorded as a charge of $74,437 in the statement of operation in change of fair value of non-employee stock options, warrants and conversion options. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $473,055 and $357,640 for the change in fair value for the three and nine months ended September 30, 2006, respectively, in its statement of operations. The fair value of the Series A conversion option was $379,784 and $602,387 at September 30, 2006 and December 31, 2005 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.16), applicable volatility rates (143.65%), remaining contractual life (1.21 years) and the period close risk free interest rate for the instruments remaining contractual life (4.91%).

Proprietary Rights Offering

On August 10, 2005 the Company consummated a subscription rights offering to existing stockholders of the Company, for which the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock convertible originally on a one-to-one basis into shares of the Company's common stock and five year warrants to purchase 703,934 shares of common stock. In accordance with EITF 00-27, the Company recorded a non-cash charge of approximately $420,000 during the third quarter of 2005 associated with the sale of our series B convertible preferred stock. The charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. As a result of the issuance of the secured convertible notes and warrants under the November 14, 2005 Securities Purchase Agreement, the series B preferred stock conversion price was reduced from $0.50 per share to $0.44 per share pursuant to the anti-dilution clause of the certificate of designation. Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series B preferred stock converted into 1 share of common stock. Anti-dilution provision was triggered again on January 3, 2006, after the sale of an additional $1,000,000 of securities and on May 10, 2006 after the sale of $600,000 of securities under the Securities Purchase Agreement, the conversion price of the series B preferred stock was reduced further to $0.36 per share. The original investment price of $0.50 per share for the series B preferred stock is then divided by the $0.36 per share and result in the conversion of 1 share of series B preferred stock into 1.39 shares of common stock for a total of 1,853,470 shares of common stock as of June 30, 2006. On July 25, 2006, after the sale of $500,000 of securities under the Securities Purchase Agreement, the conversion price of the series B preferred stock was reduced further to $0.34 per share. The original investment price of $0.50 per share for the series B preferred stock is then divided by the $0.34 per share and result in the conversion of every 1 share of series B preferred stock held can be converted into 1.47 shares of common stock for a total of 1,960,145 shares of common stock. On September 12, 2006, the Company entered into a new Securities Purchase Agreement with the purchasers which further triggered anti-dilution. On September 12, 2006, after the sale of $275,000 of securities, on October 4, 2006, after the sale of $250,000, on October 31, 2006 , after the sales of $1,000,000 of securities and on November 6, 2006 after the sale of $250,000 of securities under the Securities Purchase Agreements,, the conversion price of the series B preferred stock was reduced further to $0.33, $0.31, $0.21 and $0.18 per share, respectively. The original investment price of $0.50 per share for the series B preferred stock is then divided by the $0.18 per share and result in the conversion of every 1 share of series B preferred stock held can be converted into 2.78 shares of common stock for a total of 3,706,941 shares of common stock. The conversion price of the Series B preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company's common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series B convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series B convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series B convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series B convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series B convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $244,533. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $211,969 and $108,380 for the change in fair value for the three and nine months ended September 30, 2006, respectively, in its statement of operations. The fair value of the Series B conversion option is $150,796 and $251,293 at September 30, 2006 and December 31, 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.16), applicable volatility rates (122.65%), remaining contractual life (1.86 years) and the period close risk free interest rate for the instruments remaining contractual life (4.71%).

In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $17,129. In June 2006, 36,237 series B preferred shares were converted into 50,369 shares of common stock. Under the guidance of EITF 00-19, the Company re-measured the conversion option of these shares and reclassified the conversion liability of $9,158 to equity.

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

On September 14, 2005, the Company finalized a Letter of Engagement with Trilogy pursuant to which Trilogy agreed to implement a marketing program, and, to the extent the Company requested, to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement had an initial term of 12 months and was terminable by the Company or Trilogy at any time thereafter upon 30 days' prior written notice. For their services Trilogy was to be paid $12,500 per month and was issued 2,400,000 warrants to purchase shares of the Company's common stock (see Note 7). Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The warrants had an estimated fair value of $600,000 on the date of issuance and were recorded in general and administrative expense during the quarter ended September 30, 2005. The Company agreed to support the marketing program set up by Trilogy with a budget of not less than $200,000. On October 31, 2005, Trilogy notified the Company that it has resigned the engagement.

On November 17, 2005, the Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. The terms of the Settlement Agreement are that the Company agreed to pay Trilogy 3% of the gross proceeds they receive from the Securities Purchase Agreement the Company entered into on November 14, 2005 with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) 4,000,000 warrants. The Company also agreed to pay Trilogy $1,664 for marketing costs and $6,250 for fees under the Letter of Engagement from the period October 14, 2005 through November 1, 2005. Trilogy agreed to return and relinquish all rights, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. The Company paid $78,000 related to this settlement as of September 30, 2006 with $42,000 allocated to the recovery of warrants.

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock.

The warrants are issued pro rata upon each investment tranche. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. On November 15, 2005, the Purchasers received 1,000,000 warrants, on January 4, 2006 the Purchasers received 1,000,000 warrants, on May 10, 2006 the Purchasers received 600,000 warrants and on July 25, 2005 the Purchasers received 500,000 warrants. On September 5, 2006, the Company entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock. At September 30, 2006 the Purchasers have provided the $3,100,000 to the Company.

Pursuant to an amended Finder's Fee Agreement, between Axiom and the Company, Axiom received five year warrants to purchase 378,445, 395,310, 173,580 and 133,776 shares of our common stock at an exercise price of $0.65 per share on November 14, 2005, January 4, 2006, May 10, 2006 and July 25, 2006,
respectively. The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants are issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the first tranche, second tranche, and the first and final advance of the third tranche, respectively.

On September 12, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the Company's common stock.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will earn a finders fee of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 will be paid in November 2006. In addition, Axiom has received five year warrants to purchase shares of the Company's common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006. (see Note 4). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.68 for the 1st tranche, 2nd tranche, and the final tranche, respectively.

The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. Because of this, the Company would not have sufficient authorized shares to settle exercises of the warrants issued to the Purchasers or Axiom on the date of issuance. In addition, underlying shares of the Purchasers warrants were subject to the liquidating damages provisions of the Registration Rights Agreement. If the registration statement that was filed by the Company is not declared effective within 120 days from November 14, 2005 or fails to maintain effectiveness of the registration statement then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In accordance with the provisions of EITF 00-19 both the Purchasers and Axiom warrants were recorded as liabilities at their fair values on the date of issuance of $160,048 and $60,569, respectively. In January 2006, the warrants issued to both the Purchasers and Axiom in connection with the 2nd tranche was recorded as liabilities at their fair values on the date of issuance of $157,000 and $62,064, respectively. On May 10, 2006, the warrants issued to both the Purchasers and Axiom in connection with the advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $109,200 and $31,592, respectively. On July 25, 2006, the warrants issued to both the Purchasers and Axiom in connection with the final advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $122,879 and $32,909, respectively. In connection with the September 12, 2006 Securities Purchase Agreement the warrants issued to both the purchasers and Axiom in connection with the first tranche were recorded as liabilities at their fair values on the date of issuance of $3,662,522 and $16,882, respectively. On October 4, 2006 and November 6, 2006, the warrants issued Axiom in connection with the 2nd and 3rd tranche were recorded as liabilities at their fair values on the date of issuance of $19,226 and $17,636, respectively. (See Note 4)

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase agreement are convertible into an indeterminate number of shares. Because of this, the Company might not have sufficient authorized shares in the future to settle exercises of its other issued warrants. Under the guidance of EITF 00-19, share settlement of the Company's other issued warrants could no longer be considered within their control. The Company reclassified these other warrants to a liability based on the fair value on November 14, 2005 of $636,412. The Company will re-measure the fair value of the warrants at the end of each reporting period and record the change in fair value in its statement of operations.

On January 30, 2006, Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Lockheed Martin ("Lockheed"). (See Note 7
- Litigation) Under the terms of the Settlement Agreement, the Company agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company's common stock at $0.65 per share. Because of the convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement (See Note 4), the Company might not have sufficient authorized shares in the future to settle exercises of these issued warrants. Under the guidance of EITF 00-19, the Company classified these warrants as liability based on their fair value of $94,500 on the date of grant.

The Company re-measured the fair value of all its issued warrants at September 30, 2006. The change in fair value for the nine and three months ended September 30, 2006 were gains of $1,848,547 and $1,268,806, respectively. The change of fair value is reported in the Company's statement of operations. The fair value of the warrants was $3,899,581 and $878,708 at September 30, 2006 and December 31, 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of the Company's common stock ($0.16), remaining contractual life (from 0.20 - 9.20 years), applicable volatility rates (129.06% - 137.01%) and the period close risk free interest rate for the instruments remaining contractual life (4.59% - 4.64%).

A summary of warrant activity for the nine months ended September 30, 2006 is as follows:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                 Shares              Price
                                                 ------              -----

 Outstanding, January 1, 2006 ..............    5,547,776         $   0.78

Warrants granted ...........................   23,410,882             0.35

 Outstanding, September 30, 2006 ...........   28,958,658             0.42

 Exercisable, September 30, 2006 ...........   28,958,658         $   0.42

The following table summarizes warrants information as of September 30, 2006:


                                     Weighted                       Warrants
                       Number        Average        Weighted         Number
                   Outstanding at    Remaining       Average      Exercisable at
                    September 30,   Contractual     Exercise      September 30,
 Exercise Prices        2006           Life           Price           2006
 ---------------        ----           ----           -----           ----

0.3  .......         20,000,000        6.96           0.3         20,000,000
0.5  .......          1,550,000        3.86           0.5          1,550,000
0.65 .......          1,378,445        4.12           0.65         1,378,445
0.65 .......          3,410,882         5.2           0.65         3,410,882
0.75 .......            465,000        3.21           0.75           465,000
0.75 .......            703,934        3.86           0.75           703,934
0.97 .......          1,232,208        5.93           0.97         1,232,208
1.5  .......            218,189        0.22           1.5            218,189
                     ----------        ----           ----        ----------
                     28,958,658        4.93           0.42        28,958,658
                     ==========        ====           ====        ==========

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

NOTE 6 - Stock Option Plans

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

At September 30, 2006 and December 31, 2005, options to purchase 3,502,805 and 3,841,493 shares of common stock were outstanding, respectively. These options have exercise prices ranging from $0.55 to $4.00 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

On March 7, 2005, the board of directors of the Company adopted and approved the 2005 Incentive Compensation Plan (the "2005 Plan"), which was approved by the stockholders on June 7, 2005 at the annual meeting of stockholders.

The terms of the 2005 Plan provide for the issuance of up to 5,000,000 awards of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock related awards and performance awards that may be settled in cash, stock or other property. On June 26, 2006, our stockholders approved to amend the 2005 Plan to increase the number of grants available under the Plan from 5,000,000 to 10,000,000.

As of September 30, 2006, 4,850,555 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 4,520,555 were stock option grants. As of December 31, 2005, 3,213,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 2,883,000 were stock options. On March 14, 2006, the Company granted 30,000 stock options to purchase 30,000 shares of its common stock from its 2005 Incentive Plan to each of its outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to the Company for the first nine months of 2006. These 10-year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from the Company's 2005 Incentive Plan for their service to the Company in 2006. The 10-year stock options vest immediately and have an exercise price of $0.24 per share. The Company's audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of its common stock at an exercise price of $0.24 per share from the Company's 2005 Incentive Plan. In aggregate, the 1,110,000 options granted to the outside members of the Board of Directors had a fair value of $258,630 on the date of the grant. On the same date, the Board of Directors granted the Company's Senior Vice President 667,000 stock options to purchase 667,000 shares of the Company's common stock at an exercise price of $0.30 per share. The 667,000 stock options vest over a three-year period with 25% vesting immediately and the balance vesting equally over each remaining year. In aggregate, the fair value of the stock options issued to the Company's Senior Vice President was $137,402 on the date of the grant. On September 18, 2006, the Company granted 160,555 stock options to purchase 160,555 shares of its common stock to an individual who was appointed to the Board of Directors at the June 26, 2006 annual meeting. Of the 160,555 stock options granted, there were 150,000 stock options for his service to the Company in 2006 and 10,555 stock options in lieu of cash payment for his participation, attendance at meetings and service to the Company from June 26, 2006 to September 30, 2006. The 10-year stock options vest immediately and have an exercise price of $0.28 per share. The fair value of the options on the date of grant was $21,996. The fair value of the option grants have been recorded as a compensation charge in accordance with SFAS 123(R).

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4). Because of this, the Company might not have sufficient authorized shares in the future to settle exercises of its non-employee issued stock options. Under the guidance of EITF 00-19, share settlement of the Company's non employee issued stock options could no longer considered to be within the their control. The Company reclassified these non-employee stock options to a liability based on the fair value of the stock options on November 14, 2005 of $104,927. The Company re-measured the fair value of the non-employee stock options. For the three months and the nine months ended September 30, 2006, a gain of $89,562 and $49,620, respectively, was recorded as a change in fair value in its statement of operations. The fair value of the Company's non-employee stock options was $54,833 and $104,483 at September 30, 2006 and December 31, 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value. The significant assumptions used include the actual period closing price of the Company's common stock ($0.16), applicable volatility rates (121.33% - 145.69%), remaining contractual life (0.17 -3.92 years) and the period close risk free interest rate for the instruments remaining contractual life (4.60%-4.910%).

NOTE 7 - License Agreements

Technology License Agreement

In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Michael
A. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997, with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company was contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a 12-month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company also was obligated to pay this shareholder a royalty of $300 for each device installed at a client's site based only on installations at which the Company derives revenues from the licensed technology. Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Anbar, founding scientist of the Company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum consulting fee of $12,000 for the first 12-month period, as well as a grant of 250,000 additional restricted shares. On February 13, 2006, in accordance with the 2005 amended settlement agreement, the Company issued 12,000 restricted shares of its common stock to Dr. Anbar. The fair value of the stock was $2,280 on the date of grant. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement may be extended at either party's option for an additional two-year term.

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

In October 2004, Lockheed requested that the Company pay minimum royalties and other amounts aggregating $2,500,000. (Note 8, Commitments and Contingencies, Litigation).

On January 30, 2006, the Company paid Lockheed $225,000 and issued 500,000 ten year warrants at an exercise price of $0.65 and a fair value of $94,500, as part of a settlement agreement and mutual release which terminates the exclusive license and definitive contract and releases the Company from any and all claims, demands and obligations. (Note 8, Litigation). The Company does not believe that the termination of the license granted under the agreement with Lockheed will have a significant impact on its business. In accordance with the provisions of EITF 00-19, the warrants were recorded as a liability at fair value on the date of grant. The Company will re-measure the fair value at the end of each recording period and record the change in fair value in its statement of operation.

NOTE 8 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH ("AIM") in the amount of 430,500 Euros or $546,000 (at the current exchange rate) as of September 30, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments

      The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space, which lease expires November 30, 2009. In addition, the Company leases office space in Mahwah, New Jersey under a 6 month lease which will expire on May 30, 2007 at a monthly rental rate of approximately $2,900.


Future annual minimum lease payments under non-cancelable operating leases and arrangements as of September 30, 2006 are as follows:

                                                    Amount
                                                    ------

       Three months Ending December 31, 2006        $23,700
       Year Ending December 31, 2007                 77,300
       Year Ending December 31, 2008                 65,100
       Year Ending December 31, 2009                 61,800
                                                     ------

                  Total                            $227,900
                                                   ========

Rent expenses charged to operations were $58,413 and $48,413 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Rent expense charged to operations for the three months ended September 30, 2006 and September 30, 2005 and for period February 7, 1997 (inception) to September 30, 2006 amounted to $16,689, $15,666, and $307,027, respectively.

Litigation

In September 1998, the Company entered into a license agreement with Lockheed, pursuant to which the Company was initially granted an exclusive license to exploit biomedical applications of certain enhanced infrared detector technologies known as Enhanced Quantum Well Infrared Photodetectors, or EQWIP. The Company believed that these technologies would enhance the sensitivity of the technology it licensed from CalTech. The Company has not utilized the EQWIP technology licensed from Lockheed. In a letter dated October 12, 2004 and in subsequent correspondence, Lockheed advised the Company that it believed that minimum royalties and other amounts aggregating approximately $2,500,000 were owed to Lockheed pursuant to the license agreement and demanded payment of such sum. In a letter dated November 1, 2004, Lockheed notified the Company that, in its view, the Company was in default under certain of the provisions of the license agreement and, unless such conditions were remedied within 60 days thereafter, Lockheed would regard the license agreement as cancelled and terminated. The Company responded to Lockheed that, among other reasons, no sums are due to Lockheed from the Company, the license agreement by its terms had become a non-exclusive license requiring no minimum or other royalties be paid and that Lockheed failed to perform certain of its obligations provided by the license agreement. Although the Company believed that it had no current monetary obligations to Lockheed pursuant to the license agreement or otherwise, Lockheed believed that royalties were due and had demanded payment. The Company had conducted exploratory discussions with Lockheed regarding terms for a potential settlement of this matter in order to avoid these potential substantial litigation costs and other professional fees.

On January 30, 2006, Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Lockheed. The Settlement Agreement terminates the Exclusive License Agreement concerning EQWIP technology the Company and Lockheed entered into on September 29, 1998 ("License Agreement") and Definitive Contract No. 6249801 concerning the fabrication of Focal Plan Arrays that the Company and Lockheed entered into on June 24, 1998 (the "Definitive Contract"). Under the terms of the Settlement Agreement the Company agreed to pay a one-time, fully paid up license fee of $225,000 to Lockheed and the Company also agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company's common stock for $0.65 per share. In consideration for this settlement payment, Lockheed has agreed to release the Company and terminate all prior agreements and understandings between Lockheed and the Company, including but not limited to any and all claims which relate to, arise from, or are in any manner connected to: (i) the License Agreement;
(ii) the Definitive Contract; or (iii) any claimed license fees or other monetary consideration, whether accrued or not. In addition, the Company agreed to cease using any of the EQWIP technology that was the subject of the patents referenced in the License Agreement. The Company does not believe that the loss of the license granted under the agreement with Lockheed will have a significant impact on it. The fair value of the warrants issued in the settlement was $94,500 on the date of the grant.

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

On February 15, 2005, the Company moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties completed discovery and a final pretrial conference was held on August 17, 2005. On June 5, 2006 we entered into a Settlement and Release Agreement ("Agreement") with our former Chief Financial Officer. The Agreement disposes of and resolves all disputes, claims, issues and differences between us.

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

Employment and Consulting Agreements

On February 13, 2006, the Company entered into a letter of agreement with The Investor Relations Group, Inc. ("IRG"). Under the Agreement, on a month-to-month basis, IRG will provide investor relations services for the Company. In consideration for its services, the Company will pay IRG $10,000 per month. In addition, the Company delivered 325,000 restricted shares of the Company's common stock to IRG. These shares will be restricted for a period of two years from the date of execution of the Agreement. The restricted shares had a fair value of $61,750 on the date of grant. The Company recorded the expense of the restricted stock at its fair value in its statement of operation.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations as of September 30, 2006:

                                                      Aggregate
                                                     Commitment
                                                     ----------
     Three months ending December 31,2006             $246,300
         Year ending December 31, 2007                 291,500
         Year ending December 31, 2008                 195,000
                                                       -------

                    Totals                            $732,800
                                                      ========

NOTE 9 - Related Party Transactions

Among the purchasers of the Company's series A convertible preferred stock were Jed Schutz and Joseph T. Casey, each of whom is a director of the Company. Mr. Schutz purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. Mr. Casey purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. A former director, George Benedict invested $100,000 and received 100,000 shares of series A convertible preferred stock and warrants to purchase 30,000 shares of common stock at an exercise price of $0.50. Mr. Benedict resigned from the Company's board effective December 31, 2005. The purchase price of the shares was determined with reference to the then current market price of the Company's common stock. In October 2005, each investor in the December 2004 private placement, as anti dilution protection, received additional five year warrants to purchase the Company's common stock at an exercise price of $0.75 per share which if unexercised will expire on August 9, 2010. Mr. Schutz and Mr. Casey each received 250,000 additional warrants. Mr. Benedict received 100,000 additional warrants.

Among the purchasers of the Company's series B convertible preferred stock were Jed Schutz, Joseph T. Casey, Dr. Michael Davis, each of whom is a director of the Company and former director George Benedict. Mr. Schutz and Mr. Benedict each purchased 100,000 shares of series B convertible preferred stock for a purchase price of $50,000, and issued warrants to purchase 50,000 shares of common stock. Mr. Casey purchased 150,000 shares of series B convertible preferred stock for a purchase price of $75,000, and was issued warrants to purchase 75,000 shares of common stock. Dr. Davis purchased 10,000 shares of series B convertible preferred stock for a purchase price of $5,000, and was issued warrants to purchase 5,000 shares of common stock.

On January 3, 2006, the Company issued shares of our series A and series B convertible preferred stock as dividends in-kind to the holders of its series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of the Company at the close of business on the applicable record date, which was December 15, 2005. Joseph Casey, as co-trustee for the Casey Living Trust, and Jed Schutz each received 48,616 shares of series A convertible preferred stock as dividends. The Company's former director, George Benedict received 19,447 shares of series A convertible preferred stock as dividends. Joseph Casey, as co-trustee for the Casey Living Trust was issued 8,869 shares of series B preferred stock as dividends. Jed Schutz and George Benedict each received 5,913 shares and Michael Davis received 591 shares of series B preferred stock as dividends.

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, the Company entered into a consulting agreement with Mark A. Fauci, a member of the board of directors. The agreement, which terminates Mr. Fauci's previous employment with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of stockholders to continue as a board member. The agreement also provides for a three-year payout schedule of the obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter.

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

During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of the Board of Directors was compensated $95,000 for his service in this role to the Company. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure our Board. The Company offered Dr. Davis a new consulting contract in January 2006, whereby he will provide medical and scientific expertise for the Company. Dr, Davis will be compensated $5,000 per month for his consulting services. This agreement was amended in May 2006. Dr. Davis' compensation will be reduced to $2,500 per month.

NOTE 10 - Subsequent Events

On October 31, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes; and (ii) warrants to purchase 40,000,000 shares of the Company's common stock.

The Purchasers are obligated to provide the Company with the funds as follows:

      o     $1,000,000 was disbursed on October 31, 2006;
      o $1,000,000 will be disbursed 2 days after the declaration of effectiveness of the Registration Statement to be filed pursuant to the Registration Rights Agreement dated November 14, 2005

The proceeds of the offering will be used support the Company's commercialization activities for its BioScanIR(R) System and for working capital.

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.10 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company's option, in any month where the current stock price is below the Initial Market Price, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term "Initial Market Price" means the volume weighted average price of the Common Stock for the five trading days immediately preceding the closing which was $0.069.

The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of the Company's assets and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the Company's election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.08 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for the Company's shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

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

Overview and Effect of Recapitalization Transaction

Unless the context otherwise requires, "we," "our," "us" and similar phrases refer to Advanced BioPhotonics Inc. (a publicly-traded company formerly known as Promos, Inc. and then as OmniCorder Technologies, Inc.), which acquired all the assets and assumed all the liabilities of OmniCorder Technologies, Incorporated, a privately-held company, in a recapitalization transaction on December 19, 2003, and succeeded to the business of OmniCorder as its sole line of business. We were founded in 1997 to acquire, develop and commercialize advanced technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR(R) system, measures abnormal blood flow associated with the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal tissues. For a more complete description of our company and our business, see "Business" In our annual report on Form 10-KSB for the year ended December 31, 2005.

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

Discussion of Financial Condition, Changes in Financial Condition and Results of Operations and Management's Liquidity Plans

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 (inception) and through September 30, 2006, in the amount of $29,257,447. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and capital raising activities. As more fully described in Note 8 to Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of our common stock and warrants. We could receive additional gross proceeds upon the exercise of the associated warrants (which expire December 19, 2006) of approximately $327,000, although there is no assurance that they will be exercised.

On December 14, 2004, we completed a private placement of 1,550,000 shares of its Series A convertible preferred stock and issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of our common stock at an exercise price of $1.10 per share which expire December 14, 2009. We received gross proceeds of $1,550,000 in the private placement. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering the warrant exercise price was reduced to $0.50 per share. At November 6, 2006, every 1 share of series A preferred stock held can be converted into 5.56 shares of common stock for a total of 10,293,912 shares of common stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, we issued additional five year warrants to purchase 1,550,000 shares of our common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. We could receive an additional $1,395,000 if all of the warrants issued to the Series A stockholders are exercised though there is no assurance these warrants will be exercised. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock. On January 3, 2006, we issued 301,423 shares of series A convertible preferred stocks as in-kind dividends to the holders of series A preferred stock on the dividend record date of December 15, 2005. We inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates and thereafter we will issue an aggregate of 117,795 series A preferred dividend shares.

On August 10, 2005, we consummated a subscription rights offering to our existing stockholders. We distributed to holders of our common stock transferable subscription rights to purchase shares of our newly-created series B convertible preferred stock. We issued the subscription rights at the current rate of one right for approximately 4.33 shares of our common stock held on the record date of July 1, 2005, which represents the ratio of subscription rights to total common shares outstanding of 30,281,107 on the record date. Each subscription right represented the right to purchase one share of newly-created series B preferred stock. Stockholders that purchased shares of our series B preferred stock in the rights offering were issued, for no additional consideration, five-year warrants to purchase that number of shares of our common stock equal to 50% of the number of shares of series B preferred stock acquired by the stockholder in the offering. The warrants have an exercise price of $0.75 per share. At the closing of the subscription rights offering on August 10, 2005,we received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. The warrants have an exercise price of $0.75 per share. And will expire August 10, 2010. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at our option, additional shares of series B convertible preferred stock. As of November 6, 2006, every 1 share of series B preferred stock converts into 2.78 shares of common stock for a total of 3,706,941 shares of common stock. As of September 30, 2006, 150,902 shares of series B convertible stock were converted into 165,034 shares of our common stock. On January 3, 2006, we issued 76,467 shares of series B convertible preferred stock as in-kind dividends in to the holders of series B preferred stock on the dividend record date of December 15, 2005. We inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. We intend to send a notice letter to the holders requesting the shareholders return the certificates and thereafter we will issue an aggregate of 59,766 series B preferred dividend shares. We could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised. We incurred legal and accounting fees in connection with the rights offering totaling approximately $212,000.

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

On November 14, 2005, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC ("the Purchasers") for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers". See Note 4, Securities Purchase Agreement. On September 5, 2006, we entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock. At September 30, 2006 the Purchasers have provided us with the entire $3,100,000.

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of its assets and intellectual property. We were required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. The registration statement was not declared effective by the Securities and Exchange Commission. On August 17, 2006 we withdrew the Registration Statement and filed a new registration statement on September 13, 2006 in accordance with the September 5, 2006 amended securities purchase agreement. Because the registration statement was not declared effective within 120 days from November 14, 2005 we have been accruing liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In the event that we breach any representation or warranty in the Securities Purchase Agreement, it will be required to pay liquidated damages in shares or cash, at its election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of September 30, 2006, the we have accrued approximately $241,000 in liquidated damages.

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

Pursuant to the amended Finder's Fee Agreement, between us and Axiom, Axiom will earn a finders fee of $201,500 in cash of which $65,000 was paid on each November 16, 2005 and January 6, 2006, $39,000 was paid on May 12, 2006 and $32,500 was paid on August 1, 2006. In addition, Axiom has received five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005 and 395,310 were granted on January 6, 2006, 173,580 were granted on May 10, 2006 and 133,776 were granted on July 25, 2006 (see Note 5 of the accompanying condensed financial statements). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche and the 1st and the final advance of the third tranche, respectively.

On September 12, 2006, we entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and
(ii) warrants to purchase 20,000,000 shares of the Company's common stock.

The Purchasers provided us with the funds as follows:

      o     $275,000 was disbursed on September 12, 2006;
      o $250,000 was disbursed on October 4, 2006 and o $250,000 was disbursed on November 6, 2006.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the Initial Market Price which is $0.30, we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of our assets and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. If the registration statement is not declared effective within 120 days from the date of closing, we are required to pay liquidated damages to the Purchasers. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Pursuant to the amended Finder's Fee Agreement, between us and Axiom, Axiom will earn a finders fee of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 will be paid in November 2006. In addition, Axiom has received five year warrants to purchase shares of the Company's common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006. (see Note 5 of the accompanying condensed financial statements). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.68 for the 1st tranche, 2nd tranche, and the final tranche, respectively.

The proceeds of the offering will be used support our commercialization activities for its BioScanIR(R) System and for working capital.

The proceeds of the offering are being used to support the Company's commercialization activities for its BioScanIR(R) System and for working capital.

The Securities Purchase Agreements as described above, upon conversion of notes, will trigger the anti-dilution provisions in our Series A convertible preferred stock and Series B convertible preferred stock. Both the Series A and Series B preferred stock will be convertible into additional shares of common stock. (see
Note 5 of the accompanying condensed financial statements).

The BioScanIR(R) System has received FDA Section 510(k) clearance, permitting its sale in the U.S., and CE mark approval permitting its sale in Europe. Our approved labeling permits us to market the BioScanIR(R) system for use in imaging a large variety of diseases - such as cancer and vascular disease - that affect the movement of blood (known as blood perfusion), in tissue and organs.

We continue to further improve our system for our target end-market applications based upon pilot site feedback. Current systems production is driven by our need for units for pilot site and internal development activities. Such units are non-revenue generating at this time, but could be sold or leased at some time in the future. We will build and deploy these units to the extent that they advance our product development and validation efforts and our drive to commercialization. On November 1, 2005, we delivered the new cancer therapy monitoring configuration of our BioScanIR(R) System to the Cleveland Clinic for test and evaluation in detecting the effects of cancer treatments in patients undergoing neoadjuvant breast cancer therapy; clinical trials began in the second quarter of 2005. In the 1st quarter of 2006, we entered into a pilot site agreement with Yale University School of Medicine. Yale began to conduct clinical trials using our BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale will use our BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo, then monitoring the healing process of the transplanted flaps. The clinical trial at Yale will build upon earlier work done at the University of Geneva in reconstructive surgery. In June 2006 we entered into a pilot site agreement with the Hospital of the University of Pennsylvania's Department of Surgery ("HUP") and The Dartmouth-Hitchcock Medical Center and Dartmouth Medical School Department of Surgery ("Dartmouth"). On August 2, 2006, we entered into a Pilot Site Research Agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School. On August 14, 2006 we delivered our BioScanIR(R) System to BIDMC by August 14, 2006. Under the clinical trial protocol, HUP, Dartmouth and BIDMC will be conducting the same clinical trial as Yale in the plastic and reconstructive surgery application. This multi-center clinical trial being conducted at Yale, HUP Dartmouth and BIDMC was completed by the end of the 3rd quarter 2006. On October 9, 2006, after analyzing the results from the concluded clinical trials in a reconstructive surgery application, we announced that those clinical trials did not meet the primary endpoint for efficacy. We are currently examining the next appropriate steps for the reconstructive surgery application as well as other applications. As of September 30, 2006, we had four fully functional prototype or commercial units installed in various U.S. medical institutions for testing and evaluation.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately (euro) 430,500, or $546,000 as of September 30, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

As of September 30, 2006, we had cash balances and working capital deficit of $186,560 and $1,507,081, respectively and total stockholders' deficiency of $9,923,997. At November 6, 2006, we had approximately $1,368,000 in cash balances.

Management estimates that it will require additional cash resources during 2007, based upon its current operating plan and condition. We anticipate that our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next 12 months will be greater than our current cash on hand. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next 6 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR(R) system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

The following represents a summary of the results of operations for the three months ended September 30, 2006 and 2005:



                                                                    September 30, 2006   September 30, 2005
                                                                     -----------------    -----------------
                                                                       (Unaudited)            (Unaudited)

OPERATING EXPENSES
Research and development ..........................................   $    342,916          $    303,661
Selling, general and administrative ...............................        578,937             1,526,704
                                                                      ------------          ------------
Total Operating Expenses ..........................................        921,853             1,830,365
                                                                      ------------          ------------
Operating Loss ....................................................       (921,853)           (1,830,365)
Change in fair value of non-employee stock options,
warrants, and conversion options ..................................     (2,531,966)                   --
Registration rights penalties .....................................        131,867                    --
Interest and other (income) expenses, net .........................        133,372                (2,573)
                                                                      ------------          ------------
Net Income / (Loss) ...............................................      1,344,874            (1,827,792)
Series A Convertible Preferred Stock beneficial conversion  feature             --               703,128
Series B Convertible Preferred Stock beneficial conversion feature              --               420,258
Accumulated Dividend on Series A Convertible Preferred Stock ......         15,500                15,500
Accumulated Dividend on Series B Convertible Preferred Stock
                                                                            10,681                13,228
                                                                      ------------          ------------
Net income  / (loss) attributable to common stockholders- basic
and diluted .......................................................   $  1,318,693          $ (2,979,906)
                                                                      ============          ============
Basic net income / (loss) per share ...............................   $       0.04          $      (0.10)
                                                                      ============          ============
Weighted average number of shares outstanding- basic ..............     30,783,141            30,293,607
                                                                      ============          ============
Diluted net income / (loss) per share .............................   $       0.02          $      (0.10)
                                                                      ============          ============
Weighted average number of shares outstanding - diluted ...........    85,954,981            30,293,607
                                                                      ============          ============



Net Income (Loss). We had a net income of $1,344,874 and a net loss of $1,827,792 for the three months ended September 30, 2006 and 2005, respectively. We had a net income attributable to common stockholders of $1,318,693 for the three months ended September 30, 2006 compared to a net loss attributable to common stockholders of $2,979,906 for the three months ended September 30, 2005. For the period ended September 30, 2006 and 2005, this included $26,181 and $28,728, respectively, of accumulated dividends on our series A and B convertible preferred stock payable in cash or, at our option, additional shares of Series A and Series B convertible preferred stock. We have been a development stage enterprise and have had an accumulated deficit of $29,257,447 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement the proceeds of the August 10, 2005 proprietary rights offering, the November 14, 2005 and September 12, 2006 Securities Purchase Agreements, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR(R) System.

For the period ended September 30, 2006 there was a gain of $2,531,966 for the charge for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non-employee options. We used the intrinsic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

Research and Development Expenses. Research and development expense increased by $39,255 to $342,916 from $303,661 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Cash proceeds from private placements in 2003 and 2004, the proprietary rights offering and the securities purchase agreements in 2005 and 2006, provided the funding for these activities. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the research and development activity for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 were:

Technical salaries and consulting expense increased by $49,992 to $193,379 from $143,387 attributable to an increase in research and development consulting fees. In July 2006, we hired outside consultants to assist in the developing of image processing algorithms, image interpretation and analysis for the BioScanIR(R).

Expenses for materials used in research and development and pilot site support decreased by $8,597 to $59,715 for the three months ended September 30, 2006 from $68,312 for the three months ended September 30, 2005 as we continue our product development. The expense for running our pilot sites is attributable for the decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $947,767 to $578,937 from $1,526,704 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Significant components of the decrease for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 were:

In September 2005 we incurred costs of $870,000 to Trilogy Capital Partners of which there was a non-cash charge of $816,000 for the fair value of the 2,400,000 warrants issued to Trilogy. This expense was pursuant to the Letter of Engagement with Trilogy. Trilogy was to implement a marketing program and assist in our business development and investor relations services. On October 31, 2005 Trilogy resigned the account.

Consulting expenses decreased $14,802 to $111,505 for the three months ended September 30, 2006 from $126,307 for the three months ended September 30, 2005. In 2005, we paid an outside firm to assist with our Sarbanes Oxley compliance. We discontinued using the outside firm in August 2005.

Administrative payroll expenses decreased $73,899 to $199,787 for the three months ended September 30, 2006 from $273,686 for the three months ended September 30, 2005. Most of the decrease is attributable to a reduction in headcount for administrative salaries by two and a reduction for the liability of accrued and unused vacation salary.

Our legal fees decreased $84,176 to $19,325 for the three months ended September 30, 2006 from $103,501 for the three months ended September 30, 2005. The decrease in legal fees is attributable to the settlement of our former CFO in June 2006. (See Note 8 Litigation) Our accounting fees increased $40,105 to $66,105 for the three months ended September 30, 2006 from $26,000 for the three months ended September 30, 2005 due to the additional time spent on review of complex accounting transactions and review of additional disclosure for SFAS 123(R).

In the three months ended September 30, 2006, investor relations expenses increased $30,260 to $38,635 compared to $8,375 for the three months ended September 30, 2005. The increase was primarily due to the investor relations company we hired. In addition, we did not incur printing costs for the three months ended September 30, 2006 compared to $20,790 incurred for the three months ended September 30, 2005. In 2005 we printed booklets for our Rights Offering. Financing costs were $71,380 for the three months ended September 30, 2006 compared to $0 for the three months ended September 30, 2005. The increase is attributable to the Securities Purchase Agreement we entered into on November 14, 2005 and September 12, 2006.

Nine months Ended September 30, 2006 as Compared to Nine months Ended September 30, 2005

The following represents a summary of the results of operations for the nine months ended September 30, 2006 and 2005:



                                                                       September 30, 2006       September 30, 2005
                                                                     ------------------------   ------------------
                                                                          (Unaudited)              (Unaudited)

OPERATING EXPENSES
Research and development ............................................... $    984,832               $  1,315,746
Selling, general and administrative ....................................    2,041,010                  3,248,780
                                                                         ------------               ------------
Total Operating Expenses ...............................................    3,025,842                  4,564,526
                                                                         ------------               ------------
Operating Loss .........................................................   (3,025,842)                (4,564,526)
Change in  fair value of  non-employee stock options,
warrants, and conversion options .......................................    3,396,148                         --
Registration rights penalties ..........................................      241,200                         --
Interest and other (income) expenses, net ..............................      276,288                     (5,628)
                                                                         ------------               ------------
Net Loss ...............................................................   (6,939,478)                (4,558,898)
Series A Convertible Preferred Stock beneficial conversion  feature ....           --                    703,128
Series B Convertible Preferred Stock beneficial conversion feature .....           --                    420,258
Accumulated Dividend on Series A Convertible Preferred Stock ...........       46,500                     49,083
Accumulated Dividend on Series B Convertible Preferred Stock ...........       32,044                     13,228
Net loss attributable to common stockholders- basic and diluted ........ $ (7,018,022)              $ (5,744,595)
                                                                         ============               ============
Basic and diluted net loss per share ................................... $      (0.23)              $      (0.19)
                                                                         ============               ============
Weighted average number of shares outstanding ..........................   30,697,588                 30,014,494
                                                                         ============               ============

Net Loss. We had a net loss of $6,939,478 and $4,558,898 for the nine months ended September 30, 2006 and 2005, respectively. This included a non-cash charge of $3,396,148 for the change in fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non-employee option. We used the intrinsic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life. The net loss attributable to common stockholders increased by $1,273,427 to $7,018,022 for the nine months ended September 30, 2006 from $5,744,595 for the nine months ended September 30, 2005. This included in 2005 a non-cash charge of $703,128 and $420,258 associated with the sale of our series A and series B convertible preferred stock, respectively. For the period ended September 30, 2006, this included $78,544 compared to $62,311 for the period ended September 30, 2005 of accumulated dividends on our series A and B convertible preferred stock payable in cash or, at our option, additional shares of Series A and Series B convertible preferred stock. We have been a development stage enterprise and have an accumulated deficit of $29,257,447 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement the proceeds of the August 10, 2005 proprietary rights offering, the November 14, 2005 and September 12, 2006 Securities Purchase Agreements, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR(R) System.

Research and Development Expenses. Research and development expense decreased by $330,914 to $984,832 from $1,315,746, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Significant components of the research and development activity for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were:

Technical salaries and consulting expense decreased by $250,082 to $432,181 from $682,263 primarily attributable to a stock grant issued to a consultant in the nine months ended September 30, 2005 with a fair value of $212,500 and a decrease in our product development support staff. Recruitment expense decreased $36,083 to $54,374 for the nine months ended September 30, 2006 from $90,457 for the nine months ended September 30, 2005.

Expenses for materials used in research and development and pilot site support increased by $75,559 to $218,875 for the nine months ended September 30, 2006 from $143,316 for the nine months ended September 30, 2005 as we continue our product development. In the last quarter of 2005, we hired an outside consulting firm to perform our quality, regulatory and clinical service. During the nine months ended September 30, 2006 we paid $105,000 to the consulting firm compared to $0 during the nine months ended September 30, 2005. We terminated the consulting firm in July 2006. Patent expenses decreased by $84,284 to $19,799 from $104,083 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. There were four new patent applications filed in 2005 compared to none filed in 2006. Depreciation expense decreased $21,141 to $63,006 for the nine months ended September 30, 2006 from $84,147 for the nine months ended September 30, 2005 due to some of our capital equipment being fully depreciated in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1,207,770 to $2,041,010 from $3,248,780 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Significant components of the decrease for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were:

Consulting expenses decreased $50,642 to $599,859 for the nine months ended September 30, 2006 from $650,501 for the nine months ended September 30, 2005. The decrease was attributable to the termination of the management consulting team that we hired in the interim period before hiring our new CEO, the termination of our International Business Development consultant and not granting our outside directors restricted stock in 2005. We recognized compensation expense of $332,149 for the nine months ended September 30, 2006 for stock options granted to our outside directors and employee under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS 123)"). We did not recognize stock-based compensation cost in our statement of operations prior to January 1, 2006.

In September 2005 we incurred costs of $870,000 compared to $0 in 2006 to Trilogy Capital Partners of which $816,000 was a non-cash charge for the fair value of the 2,400,000 warrants issued to Trilogy. This expense was pursuant to the Letter of Engagement with Trilogy. Trilogy was to implement a marketing program and assist in our business development and investor relations services. On October 31, 2005 Trilogy resigned the account.

Administrative and business development payroll expenses decreased $184,656 to $615,746 for the nine months ended September 30, 2006 from $800,402 for the nine months ended September 30, 2005. The decrease is attributable to reduction in administrative salaries to adjust for a settlement of amount due to a former employee of $134,632 and a reduction in headcount of 3 employees in 2006.

Our legal fees decreased $346,013 to $62,932 for the nine months ended September 30, 2006 from $408,945 for the nine months ended September 30, 2005 attributable to the settlement of an arbitration proceeding with our former CEO and litigation investigation with our former CFO and the changing of legal firms in 2006. Accounting fees increased $72,195 to $194,326 for the nine months ended September 30, 2006 from $122,131 for the nine months ended September 30, 2005 due to the additional time spent on review of complex accounting transactions and review of additional disclosure for SFAS 123(R) in 2006.

Financing costs increased $107,957 to $147,457 for the nine months ended September 30, 2006 from $39,500 for the nine months ended September 30, 2005. The increase is related to the Securities Purchase Agreement we entered into on November 14, 2005 and September 12, 2006.

In the nine months ended September 30, 2006, investor relations expenses increased $114,888 to $152,357 compared to $37,469 for the nine months ended September 30, 2005. The increase was primarily due to the $61,750 fair value of a stock grant awarded to the investor relations company we hired and the $10,000 monthly retainer fee we pay to them.

Item 3 - Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

As of September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") concluded that, as of the end of the period covered by this report our disclosure controls and procedures were not designed and not effective in ensuring that we can record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Our company is not an accelerated filer (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2008. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended September 30, 2006, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

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

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, we announced that we entered into a consulting agreement with Mr. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of stockholders to continue as a board member. The agreement also provides for a three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments will commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. In 2005, we paid $240,000 to Mr. Fauci of which $200,000 was for one year consulting as per agreement and $40,000 for the deferred accrued salary. As of September 30, 2006 we paid Mr. Fauci in aggregate $300,000 as part of his consulting agreement. We owe Mr. Fauci $150,000 for the second year of this agreement. As of September 30, 2006, we have paid Mr. Fauci in aggregate $100,000 as part of the payout schedule for his deferred officer's salary and currently owe him $525,000.

Except as set forth above we are not a party to any other pending or threatened legal proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of unregistered securities issued during the period January 2006 through October 2006. Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will earn a finders fee on the September 12, 2006 Securities Purchase Agreement of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 will be paid in November, 2006. In addition, Axiom has received five year warrants to purchase shares of the Company's common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006. (see Note 5). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.68-for the 1st tranche, 2nd tranche, and the final tranche, respectively.

In June 2006, a holder of our series B preferred stock converted an aggregate of 36,237 preferred shares into an aggregate of 50,369 shares of our common stock.

On September 12, 2006, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the Company's common stock.

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company's option, in any month where the current stock price is below the Initial Market Price which is $0.30, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for the Company's shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

On March 14, 2006 we granted 30,000 stock options to purchase 30,000 shares of our common stock from our 2005 Incentive Plan to each of our outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to us for the first nine months of 2006. These 10 year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from our 2005 Incentive Plan for their service to us in 2006. The 10-year stock options vest immediately and have an exercise price of $0.24 per share. Our audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of our common stock at an exercise price of $0.24 per share from our 2005 Incentive Plan. On September 18, 2006 we granted 160,555 stock options to purchase 160,555 shares of our common stock from its 2005 Incentive Plan an individual who was appointed to the Board of Directors at the June 26, 2006 annual meeting. Of the 160,555 stock options granted, there were 150,000 stock options for his service to the Company in 2006 and 10,555 stock options in lieu of cash payment for his participation, attendance at meetings and service to the Company from June 26, 2006 to September 30, 2006. The 10 year stock options vest immediately and have an exercise price of $0.28 per share.

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

On January 9, 2006, we hired a Senior Vice President, Business Development. On March 14, 2006, the Board of Directors granted him 667,000 stock options to purchase 667,000 shares of our common stock at an exercise price of $0.30 per share. The 667,000 stock options vest over a three year period with 25% vesting immediately and the balance vesting equally over each remaining year.

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

Pursuant to an amended Finder's Fee Agreement, between Axiom Capital Management, Inc. and us, Axiom will earn a finders fee on the November 14, 2005 Securities Purchase Agreement of $201,500 in cash of which $65,000 was paid on each of November 16, 2005 and January 6, 2006, $39,000 was paid on May 12, 2006, and $32,500 was paid on August 1, 2006. In addition, Axiom received five year warrants to purchase 378,445, 395,310, 173,580 and 133,776 shares of our common stock at an exercise price of $0.65 per share on November 14, 2005, January 4, 2006, May 10, 2006 and July 25, 2006 respectively. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price of (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants have and will be issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche and the 1st and the final advance of 3rd tranche, respectively.

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

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

         (a) Exhibits:

Exhibit
 No.                           Description
 ---                           -----------

31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).

      (b)   Reports on Form 8-K.

      Current Report on Form 8-K filed on August 3, 2006, reporting the Company entered into a Clinical Trial Research Agreement with the Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, under which BIDMC will conduct clinical trials using the Company's patented BioScanIR(R) System, together with its proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Penn will use the Company's BioScanIR(R) System and DIRI(R) software to collect and interpret data relating to locating the perforator vessels in vivo.

      Current Report on Form 8-K filed on September 14, 2006, reporting the Company entered into a Securities Purchase Agreement on September 12, 2006 with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) $775,000 in secured convertible notes; and (ii) warrants to purchase 20,000,000 shares of the Company's common stock.

      Current Report on Form 8-K filed on September 29, 2006, reporting the Company will conclude its clinical trials at Beth Israel Deaconess Medical Center; the Dartmouth-Hitchcock Medical Center and Dartmouth Medical School Department of Surgery; the Hospital of the University of Pennsylvania's Department of Surgery; and Yale University School of Medicine (collectively, the "Clinical Trial Sites").

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Advanced BioPhotonics Inc.

Date: November 14, 2006                    /s/ Denis A. O'Connor
                                           --------------------------------
                                           Denis A. O'Connor
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ Celia Schiffner
                                           --------------------------------
                                           Celia Schiffner
                                           Controller
                                           (Principal Financial Officer)