Form 10KSB
period 2006-12-31
Advanced BioPhotonics Inc.
filed 2007-04-12
CIK 1096182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number: 0-27943

ADVANCED BIOPHOTONICS INC.
(Exact name of small business issuer as specified
in its charter)

Delaware	11-3386214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Wilbur Place Bohemia, New York	11716-2415
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (631) 244-8244

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $0

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of April 9, 2007 was $324,629

The number of shares outstanding of the issuer’s Common Stock as of April 9, 2007 was 32,640,972 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ADVANCED BIOPHOTONICS INC.

2006 FORM 10-KSB ANNUAL REPORT

PART I

Item 1. Description of Business

Overview

Advanced BioPhotonics Inc. (the “Company”) formerly known as OmniCorder Technologies Inc. (“OmniCorder”), was founded in 1997 to acquire, develop and commercialize advanced medical imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR® system, detects diseases that affect the perfusion or reperfusion (movement or flow) of blood in tissues and organs. Diseases such as cancer and vascular disease affect perfusion. The BioScanIR® system assists physicians and researchers in differentiating between normal and abnormal tissues by detecting very small changes in perfusion. The BioScanIR® uses an infrared sensor, called a Quantum Well Infrared Photodetector, or QWIP, which we have licensed on an exclusive basis from the California Institute of Technology. QWIP was developed by scientists at the Jet Propulsion Laboratory of the National Aeronautics and Space Administration, or NASA, for the U.S. Department of Defense’s Strategic Defense Initiative (commonly referred to as the Star Wars program).

We have received FDA Section 510(k) clearance permitting our sale of BioScanIR® in the United States that includes the following indication for use: “The device is for adjunctive diagnostic screening for the detection of breast cancer and diseases affecting the blood perfusion or reperfusion of tissue of organs.” Since all living tissue perfuses, there are multiple diagnostic screening applications where the system can be utilized under the current clearance. Adjunctive diagnostic screening is a secondary test or procedure used to assist in the diagnosis of disease within an asymptomatic population of patients. The BioScanIR® System has also received CE mark approval permitting our sale of BioScanIR® in Europe.

We received notice that we were awarded a New Technology Ambulatory Procedure Code (“APC”) effective April 1, 2005 for usage of our system in providing the service “dynamic infrared blood perfusion imaging.” The APC provided by Medicare allows users of the new technology to submit claims for reimbursement for their use of the new technology in an outpatient setting for Medicare patients. This type of code is used to collect actual clinical history on the costs of using the new technology as a precursor to the assignment of a permanent Current Procedural Terminology (“CPT”) code. The service associated with the use of the BioScanIR® system has been assigned APC Code 1502 and HCPCS Code C9723. The service will be reimbursed at $75.00 per scan plus a $15.00 co-pay effective April 1, 2005. To secure a CPT code which is issued by the American Medical Association, we need to build a history of claims submissions using the APC for the use of our system over a three year period beginning April 2005, in order to demonstrate the viability of the technology.

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

On November 14, 2005, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC (“the Purchasers”) for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. On September 5, 2006, we entered into an amendment to the securities purchase agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock. On September 12, 2006, we entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of our common stock. On October 31, 2006, we entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes and (ii) warrants to purchase 40,000,000 shares of our common stock. The proceeds of the offering will be used support our commercialization activities for our BioScanIR(R) System and for working capital.

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

Effective December 31, 2005, several of our directors, including, Chairman of the Board Hon. Joseph A. Lisa, George Benedict, Gordon Lenz and Robert Loy, voluntarily resigned their positions from the Company's Board of Directors pursuant to the strategic plan to reorganize and restructure our Board of Directors reducing its size to seven members. There was no disagreement or dispute between Messrs. Lisa, Benedict, Lenz and Loy and the Company which led to their resignation. Director William J. Wagner acted as Lead Director through the 2006 Annual Meeting of Stockholders.

Mr. Anthony Lombardo, a director of privately-held OmniCorder since August 2003, and member of the our Board of Directors since January 2004 informed the Company that he would not stand for re-election at its annual stockholder meeting June 26, 2006. There was no disagreement or dispute between us and Mr. Lombardo. Effective June 26, 2006, James Wavle was elected to our Board of Directors.

Our principal executive offices are located at 125 Wilbur Place, Suite 120, Bohemia, New York 11716, and our telephone number is (631) 244-8244.

Introduction to Technology
Our lead product, the BioScanIR® system, is an advanced digital infrared imaging device which is intended for use in biomedical imaging applications. The BioScanIR® system measures minute changes in passively-emitted infrared radiation which are produced by tissue. These changes may be associated with abnormal blood flow potentially indicating the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal photonic emissions from tissue.

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

The BioScanIR® uses an infrared sensor, called a Quantum Well Infrared Photodetector, or QWIP. Using the QWIP sensor technology and our proprietary methods, these measurements can then be collected up to 400 times per second and to an accuracy of 0.006 Kelvin degrees by the BioScanIR® system and processed to provide precise information about subtle changes photonic emissions during in blood perfusion that may be caused by diseases.

The flow of blood throughout the body varies naturally due to normal physiology changes. For example, when the heart pumps, blood circulates faster and thus infrared emission increases, but just for the fraction of a second that the contraction of a single beat lasts. When the heart is resting between contractions, the circulation slows and the opposite occurs, again for a fraction of a second. This differing rate of blood transport leads to small periodic changes in emitted infrared radiation that the BioScanIR® can detect. Similar periodic changes are driven by other mechanisms in the body designed to maintain homeostasis. For example, a periodic change in blood perfusion is driven by the autonomic nervous system intended to maintain precise core body temperature. These types of changes are subtle and require precise instrumentation and complex data processing. We believe the ability to measure these changes provides the ability to detect disease.

As determined by published peer review research from several independent investigators and documented in our patents, a growing tumor modifies blood flow in a way that disrupts some of these periodic blood flow changes. Consequently, there is measurable evidence of its presence and continued growth. The areas in the body where this disruption is occurring can be analyzed using our proprietary software, providing visual evidence of the tumor’s presence.

In addition to its featured speed and thermal accuracy capabilities, the technology used in the BioScanIR® system also benefits from being able to image without touching the patient’s body. The BioScanIR® system is highly functional in the operating room environment. In surgical applications, BioScanIR® can measure the effects from brain activity and blood flow as they occur, and assist surgeons in modifying their procedures in real time.

Research and Development

In the third quarter of 2005, we entered into a research agreement with the Research Foundation of the State University of New York, a nonprofit, educational corporation acting on behalf of Stony Brook University and the Center for Biotechnology, a New York State Center for Advanced Technology. The project investigates the use of our DIRI® method of Dynamic Infrared Imaging Technology in cancer drug discovery as well as in adjunctive diagnosis of breast cancer. Adjunctive diagnostic screening is a secondary test or procedure used to assist in the diagnosis of disease within an asymptomatic population of patients. To conduct this research, the University Medical Center at Stony Brook employs the our BioScanIR® System, a functional medical imaging modality that provides a fast, non-invasive, radiation free method for detecting diseases that affect blood perfusion. The project will potentially be expanded into several other applications including perforator vessel localization for reconstructive surgery, intra-operative neurosurgery, and cancer therapy monitoring (breast cancer, melanoma, etc.). The research is being carried out by Dr. Terry Button an Associate Professor in the Department of Biomedical Engineering and Radiology at Stony Brook University. The agreement was renewed in 2006 and can be continued for a period of up to four years.
We also have an agreement, described below under “Licensing Agreement - CalTech License Agreement,” with NASA’s Jet Propulsion Laboratory, through the California Institute of Technology, for new technical innovations (and rights to potential patents) in this technology.

Research and development expenditures were $1,166,403 and $1,898,015 in the years ended December 31, 2006 and 2005, respectively.

Patents and Intellectual Property

The BioScanIR® system utilizes new patented QWIP sensor technology provided under exclusive license for specific biomedical applications to us by the California Institute of Technology. NASA’s Jet Propulsion Laboratory, which is managed by the California Institute of Technology, developed this technology for the Ballistic Missile Defense Organization for the Strategic Defense Initiative (commonly referred to as the Star Wars program). This patented QWIP sensor is more sensitive than ones used previously for infrared breast cancer detection. The data collected by this sensor technology is analyzed using proprietary and patented methods and software, which were developed by our research and development team.

We use both the sensor and the method patents in the infrared biomedical imaging field either through direct ownership or exclusive, worldwide licenses. As part of our relationship with the California Institute of Technology, we have received subsequent rights to new patents. We have a growing portfolio of six issued and ten pending U.S. patents, along with corresponding foreign patents covering more than 25 other developed countries. We believe that none of these patents are "material" patents (i.e. if any of these patents were invalidated, we could continue to make our product without any changes). We also hold registered trademarks on several product names and logos, including BioScanIR® and DIRI®.

Licensing Agreements

Through our exclusive licensing agreement, we control the patents that protect the core diagnostic software and detection technology and other intellectual property upon which the BioScanIR® system is based. Our principal agreements are summarized below.

CalTech License Agreement. In May 1998, based on an option granted in September 1997, we entered into an agreement with NASA's Jet Propulsion Laboratory, which is managed by the California Institute of Technology, known as CalTech. Pursuant to this agreement, we obtained the exclusive license to exploit infrared radiation detection technology as embodied in certain issued and pending patents and any related U.S. or foreign patents or patent applications relating to QWIP technology. The CalTech technology was originally developed for earth/space science and weapon systems applications, through the efforts of the:

•	Jet Propulsion Laboratory;

•	Center for Space Microelectronics Technology;

•	NASA Office of Space Access and Technology; and

•	Ballistic Missile Defense Organization/Innovative Science and Technology Office.

Under this agreement, we own an exclusive license for the worldwide use of the CalTech technology for detection of passively-emitted flux or induced fluorescence from tissue, organs or organ systems for the generation of images of temperature, emissivity, fluorescence or the modulation of regional temperature for commercial medical and veterinary applications, including related commercial devices for research, clinical trials and forensic applications. Under defined circumstances, CalTech may permit other parties to exploit the CalTech technology, for specific applications or markets, if we are not exploiting the specific application or market, and choose not to do so after notification by CalTech that a third party is ready to do so. We must pay CalTech a minimum royalty of $10,000 per year as a condition of the license. As of April 9, 2007, we are current with our royalty payments to CalTech. The CalTech agreement also provides us with the right to enter into agreements, including sublicenses, to exploit the CalTech technology worldwide, subject to payment of royalties. The license from CalTech does not expire other than as a result of a breach of the license by us, but following the expiration of the last of the patents that are the subject of the license, the license becomes non-exclusive and royalty-free. The patents that are the subject of the license agreement expire in October 2018.

Anbar License Agreement. In March 1997, we entered into an option agreement with Michael Anbar, Ph.D., Professor in the Department of Physiology and Biophysics, School of Medicine, and Chairman of Biomedical Sciences, at the State University of New York at Buffalo (now retired), pursuant to which we acquired the exclusive worldwide right to commercialize the technology relating to a patent owned by Dr. Anbar, subject to specified research funding requirements being met. The Anbar patent is entitled "Detection of cancerous lesions by their effect on the periodic modulation of perfusion on the surrounding tissue." This patent describes the disease related physiological processes, which occur in the presence of cancerous tumors, as well as the method by which BioScanIR® analyzes radiation emitted by tissue surrounding cancerous tumors. We are required to pay Dr. Anbar a royalty of $300 for each commercial BioScanIR® system installed at a client site. The Anbar license does not expire other than as a result of a breach of the license by us. The Anbar patent expires in January 2015.

Effective February 1, 2005, we entered into a new two year consulting agreement with Dr. Anbar, which provides for Dr. Anbar to advise management on the optimization of our technology. As part of this agreement, we will acquire one patent on complimentary technology developed and held by Dr. Anbar, who will work closely with senior management, to provide, support and assistance in order to advance our commercialization strategy, expand our clinical applications and enhance new product development efforts. This agreement was not renewed and expired on February 1, 2007. We have obtained from Dr. Anbar U.S. Patent 5,771,261 which comprises methods and apparatus for assessment of the mental stress effects involving the measurement of periodic changes in skin perfusion. Using a remotely mounted infrared camera, dynamic area telethermometry (DAT) measures the autonomic nervous activity by monitoring and quantitatively analyzing the modulation of cutaneous perfusion. Our strategy initially is to utilize our patents which relate to perfusion in medical pathology. At a later date, we might look to utilize the patent that we obtained from Dr. Anbar, which relates to psychological evaluation through the assessment of changes in perfusion.

AEG Infrarot-Module GmbH. Our primary supplier for BioScanIR® camera components is AEG Infrarot-Module GmbH, or AEG. We entered into a strategic contract with AEG to manufacture and market advanced infrared disease detection systems for biomedical applications. As part of the agreement, we have provided a non-exclusive technology license to AEG to utilize our licensed digital infrared QWIP technology. AEG has granted us the exclusive right to market AEG’s QWIP camera for a wide array of biomedical applications.

We have committed to purchase infrared camera systems and components from AEG for approximately U.S. $568,000 (430,500 euros) as of December 31, 2006. These cameras represent the most current technology and replace our order for previous generation units. These systems and components utilize QWIP technology, for which we are the exclusive licensee.

Potential Strategic Alliances

As part of our marketing efforts, we intend to pursue strategic alliances with large pharmaceutical companies, research foundations and government agencies. We are awaiting definitive clinical trial results in several applications, before pursuing such alliances. See Pilot Site section below for updates in our clinical trials.

Product Overview

How the BioScanIR® System Works. During the BioScanIR(R) examination, the QWIP camera is positioned in front of the area on the patient to be studied, and records minute changes in infrared radiation that is passively emitted from the patient's body in a scan between 20 - 120 seconds. The BioScanIR(R) system consists of two modules:

•	Data Acquisition - the QWIP camera and positioning system

•	Data Processing - proprietary software and hardware

The camera is a commercially-built, modular, high precision instrument manufactured for our applications. For more information on this instrument, see "Manufacturing" below. The data collected by the BioScanIR® System is analyzed using our proprietary software and hardware, which processes the data according to our proprietary algorithms. The results of this analysis are provided to the clinician for interpretation.

The BioScanIR(R) provides important medical information in a comfortable, non-invasive, cost-effective and timely manner. Unlike existing imaging modalities, BioScanIR(R) does not require contrast agents and does not emit potentially damaging radiation.

We received the Frost & Sullivan's "2005 Medical Imaging in Cancer & Vascular Disease Diagnostics Product Leadership of the Year Award" for developing the BioScanIR(R) System. The award not only recognizes the innovative technology behind the product but also its strong market potential. We did not solicit or apply for the 2005 Product Leadership of the Year Award in the field of medical imaging for cancer and vascular diseases diagnosis. Frost & Sullivan does not accept applications or solicitations for the award. Best Practices research is used so that Frost & Sullivan may remain unbiased and grant the award based on their research and measurement criteria.

Commercialization Strategy and Clinical Trials

Pilot Program. We have completed clinical studies of the BioScanIR(R) technology in several market segments over the last several years, and we plan additional non-revenue generating clinical trials at prestigious medical centers. The BioScanIR(R) has been clinically tested at Harvard's Dana-Farber Cancer Institute (therapy monitoring), the Mayo Clinic (neurosurgical applications) and the State University of New York at Stony Brook (breast cancer detection). Our pilot program sites have included Pasadena's Huntington Memorial Hospital (neurosurgery), the University of Geneva, Switzerland (reconstructive surgery), the University of Leipzig in Germany (heart surgery), the Heidelberg Cancer Research Center in Germany (blood perfusion), the University of Bergamo Hospital in Italy ((neurosurgery), the Milan Tumor Institute, Italy (breast cancer detection) and the Karolinska Institute, Sweden (multiple applications).

Based on these earlier pilot programs, we undertook more rigorous clinical trials in several clinical areas. Furthermore, in the fourth quarter 2006, we decided to form a Medical Advisory Committee to analyze the results of the clinical trials and develop a set of recommendations to assist us in determining which clinical applications we should focus our limited resources on over the next year. In the first quarter 2007, appropriate members were identified, interviewed, and selected and a meeting of the Medical Advisory Committee convened in March 2007. The Committee consisted of six independent physicians and one medical imaging researcher all from major U.S. medical institutions. The Committee was chaired by Dr. Michael Davis, the Chief Medical Officer and a member of our Board of Directors.

Oncology Therapy Monitoring Applications.We shipped the BioScanIR® to the Cleveland Clinic, Ohio (breast cancer therapy monitoring), where the breast cancer therapy monitoring trial began in June 2005 and enrollment was completed in September 2006. All patients participating in our trial completed their chemotherapy treatments by December 31, 2006.
Of the 33 patients enrolled in the trial, five patients decided not to continue their participation in the trial. In addition, due to the departure of the principal investigator from the Cleveland Clinic, the results of six of the 28 patients who participated in the trial were not evaluated. Of the 22 patients evaluated in the trial, 21 patients were deemed by surgical or other clinical methods to have positively responded to their chemotherapy treatment and one patient was deemed as not responding to the chemotherapy treatment.

The primary endpoint of the trial was to determine if the BioScanIR® could accurately predict whether the patient was responding to the chemotherapy treatments. In late 2006, we performed an internal review of the evaluated results and the results were then discussed with the physicians at Cleveland Clinic. Of the 22 patients whose results were evaluated, the BioScanIR® accurately predicted response in 15 of 21 patients who were deemed as responding to the chemotherapy. The system also correctly predicted the lack of response in the one patient that was deemed as not responding to the chemotherapy. Therefore the overall level of agreement between the BioScanIR® and the clinical findings was 16 out of 22 patients or 72.7%. The principle investigator at Cleveland Clinic indicated the standard prediction rate using conventional methods for adjunctive breast cancer therapy monitoring for patients in their practice was 92%.

While the results of the Cleveland Clinic trial showed promise for the technology in this area, the overall results indicate that the technology is not yet ready to be commercialized in this area. At the current stage of development, the BioScanIR® system cannot yet sufficiently measure response changes in small tumors. Additional development and clinical trials would be necessary to prove out the technology for this application. There may be clinical uses in large tumors such as GIST and lymphoma, but we believe these are relatively small cancer markets (in the U.S., less than 60,000 cancers per year) and its use in this area would still require extensive clinical trials.

In March 2007, once all patients had completed their chemotherapy sessions and the final results of the Cleveland Clinic trial were known, our Medical Advisory Committee met to review the findings of this trial. Based on the recommendations of that committee, we have decided not pursue oncology therapy monitoring applications at this time. This recommendation was reviewed and endorsed by our Board of Directors in April 2007.

Reconstructive Surgery Applications. In the first quarter 2006, we entered into a pilot site agreement with Yale University School of Medicine's Department of Surgery. Yale began to conduct a clinical trial using the BioScanIR(R) System, together with our proprietary DIRI(R) dynamic infrared imaging software platform in a reconstructive surgery application. Under the clinical trial protocol, Yale collected data relating to locating the perforator vessels in vivo. In the second quarter 2006 we entered into pilot site agreements with the Hospital of the University of Pennsylvania's Department of Surgery ("HUP") and The Dartmouth-Hitchcock Medical Center and Dartmouth Medical School Department of Surgery ("Dartmouth"). In August 2006 we entered into a pilot site agreement with Beth Israel Deaconess Medical Center (“BIDMC”), a teaching hospital of Harvard Medical School.

Under the clinical trial protocol, HUP, Dartmouth and BIDMC conducted the same clinical trial as Yale in the plastic and reconstructive surgery application. This multi-center clinical trial conducted at four pilot sites built upon an earlier study done at the University of Geneva in Switzerland in reconstructive surgery which was completed in the first quarter 2006. On October 9, 2006, after analyzing the initial results from the 33 patients in the clinical trials in reconstructive surgery applications, we announced that those clinical trial results did not meet the primary endpoint for a minimum of 85% sensitivity in predicting the locations of the major perforator arteries that are used in reconstructive surgery employing skin flaps. By December 2006, in an attempt to improve our sensitivity, we completed several modifications to the BioScanIR® system’s hardware and software and resumed scanning in the reconstructive surgery application at BIDMC. We scanned five additional patients and the results were analyzed in the first quarter 2007. No significant improvement in sensitivity was noted.

In March 2007, our Medical Advisory Committee met to review the findings of this trial. Based on the recommendations of that committee, we have decided to not pursue reconstructive surgery applications at this time. This recommendation was reviewed and endorsed by our Board of Directors in April 2007.

Planned Clinical Trials. In March 2007, the Medical Advisory Committee recommended three clinical areas that we should pursue:

•
Pigmented Lesions of the Skin assessment (Melanoma). Melanoma detection and assessment represents a large clinical problem and a disease state where the BioScanIR® system may readily measure and assess the primary photonic emissions of skin tumors. We are in the process of planning a clinical trial at a prestigious US based medical institution to be conducted later this year. The first results for this trial are anticipated to be available in the third quarter 2007.

•
Adjunctive screening and detection of breast cancer. The use of the BioScanIR® system as an adjunctive technique in breast cancer detection in certain age categories still holds great promise. This application may be particularly useful in younger women (under 50 years of age) with dense breasts who are at increased risk for breast cancer. We will continue to support the current work being done at the State University of New York Stony Brook in this area. First results should be available in late 2007.

•
Assessment of peripheral perfusion. The assessment of peripheral perfusion after tourniquet stress is a non invasive method of measuring peripheral outflow as a measure of systemic vascular disease. The current methods employ ultrasound techniques over which we may have significant benefits. We intend to organize a clinical trial to test the application later in 2007. Although, we could acquire a large number of cases in a relatively short period of time, it may take several months to obtain the approval of our protocol from an Institutional Review Board at a prestigious medical facility and we do not expect to have initial results until the end of 2007.

We intend to concentrate our efforts and pursue clinical trials in the above noted applications provided that we have sufficient funds to do so. These recommendations were reviewed and endorsed by our Board of Directors in April 2007.

We continue to investigate other potential applications such as cardiac surgery. As of April 9, 2007, we had four fully functional prototype or commercial units installed in various U.S. medical institutions for testing and evaluation.

Addressable Markets and Revenue Opportunities. According to Medtech Insight's December 2002 report entitled "The Worldwide Market for Diagnostic Imaging Equipment," one-third of the world's annual healthcare budget, or $1.17 trillion, is spent on the detection and treatment of cancer and vascular disease. In the United States alone, according to the report, $400 billion is spent annually on cancer and vascular disease. Medical imaging comprises a large component of the total healthcare market, in the United States and abroad, and globally over one billion imaging procedures were performed in 2002. These procedures are performed using computed axial tomography (CTs), magnetic resonance imaging (MRIs), position emission tomography (PETs), x-ray and ultra-sound machines. CT scans use computerized analysis of x-rays to detect tumors. MRIs use magnetic fields and radio-frequency waves to produce three-dimensional images of normal and abnormal tissue. PET scans use a radioactive tracer to detect increased metabolic activity found in cancerous growths. According to Medtech Insight's report, the estimated number of annual procedures using these machines are:

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

Currently, the BioScanIR(R) system has received FDA 510(k) clearance for adjunctive diagnostic screening. An adjunctive diagnostic screening examination is a test performed in conjunction with, but not as a replacement for, a primary screening examination in some a subset of the non-symptomatic population being screened, where the secondary screening test (adjunctive diagnostic screening exam) may further indicate the potential of the disease. The results can only be used in conjunction with the primary screening test. Final confirmation of disease is still determined by further diagnostic procedures. A primary screening examination is a test performed to indicate the presence of disease in a non-symptomatic population of patients who may be at statistical risk of developing the disease. Positive screening findings are usually confirmed or ruled out by further diagnostic procedures. Future plans would require us to file an additional new 510(k) for FDA clearance to broaden our scope of use of the system.

Revenue Model. We believe that initial revenues will come primarily from the sale of the BioScanIR® system in the applications noted above. Other customers such as imaging research organizations may purchase BioScanIR® systems for use in their own research programs. It is possible, however, that initial revenues in certain applications could involve an operating lease for the equipment or a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated 4-5 year life of the BioScanIR® system. Even if the initial source of revenue is the sale of the BioScanIR® system, it is anticipated that such sales would also be accompanied by annual maintenance fees. As we expand our efforts into other applications we will evaluate our revenue model options.

Sales and Marketing. Initial sales will be handled by a small internal sales marketing team. We do not intend to build-out a full-scale internal sales and marketing force. Once the product adoption begins to accelerate, our strategy will be to establish marketing partnerships with medical device and/or biotechnology companies with a strong presence in each of the multiple segments of the market.

Clinical Studies and Efficacy. Additional clinical studies in the USA are planned in our target markets as noted above. All of our published testing results were reviewed and evaluated by medical or research experts in the specific fields of use through the peer review process. Leading physicians have documented the clinical results of the BioScanIR® in key peer-reviewed publications.

In 2006 the BioScanIR® system and technology was presented at several conferences. A poster presentation was submitted for the 29th Annual San Antonio Breast Cancer Symposium, December 14 - 17, 2006 in San Antonio, Texas, for “Dynamic infrared imaging- a real-time, non-invasive tool for monitoring tumor response to neoadjuvant therapy for breast cancer: an update”. There was an oral presentation, at the SPIE Defense & Security Conference, 17-21, April, 2006, Orlando, FL, USA, Proc. SPIE, Vol. 6205, 2006 on “Application of DIRI® Dynamic Infrared Imaging in Reconstructive Surgery”. “Correlation of dynamic infrared imaging with radiologic and pathologic response for patients treated with primary systemic therapy for locally advanced breast cancer”, was reported in the Journal of Clinical Oncology, 2006 ASCO Annual Meeting Proceedings Part I. Vol 24, No. 18S (June 20 Supplement), 2006: 10696. “Modeling of temperature mapping for quantitative dynamic infrared coronary angiography for intraoperative graft patency control”, was reported in the Journal of Thoracic and Cardiovascular Surgery, 2006;131:1344-1351. A poster presentation “Imagerie infrarouge dynamique en chirurgie plastique”, was presented at Journnée des Jeune Plasticiens, (Young Plastic Surgeon's day '06), March 11, 2006, Paris, France.

In 2005 the BioScanIR® system and technology was presented at several conferences in the United States and Europe. In March 2005, we were invited to do a poster presentation at the Biomedical Imaging research Opportunities Workshop 3 in Bethesda, Maryland. In September 2005, in Leuven, Belgium at the 9th European Conference of Scientists and Plastic Surgeons, the doctors involved in our pilot site study at HUG-Hopitaux Universitaires de Geneve did an oral presentation, “Dynamic Infrared Imaging: a new tool in flap perfusion monitoring”. The same doctors presented an E poster on Dynamic Infrared Imaging in Plastic Surgery at the Annual Congress of the American Society of Plastic Surgery, in September 2005 in Chicago, and an oral presentation Dynamic Infrared Imaging and Applications in Plastic Surgery at the Annual Congress of the Suisse Society of Plastic Surgery, 30 September - 1 October 2005, in Bienne, Switzerland. In October 2005, we did a poster presentation “Novel Intra-operative Non-invasive Functional Assessment Tool” at the Congress of Neurological Surgeons 55th Annual Meeting in Boston MA. In December 2005, a poster presentation, “Dynamic Infrared Imaging to Monitor Response to Primary Systemic Therapy”, was presented by doctors at Cleveland Clinic at the 28th Annual San Antonio Breast Cancer Symposium (SABCS 2005), in San Antonio, TX.

A study completed by neurosurgeons at the Mayo Clinic and published in the Journal of Neurosurgery described the BioScanIR® system as "The Vision of the Future." In addition, at the 2001 and 2002 American Society of Clinical Oncology conventions, we were invited to present the results of the Dana-Farber Cancer Institute's study documenting the advantages and imaging capabilities of the BioScanIR® system. In the most recent peer reviewed publication entitled "Dynamic Infrared Image of Newly Diagnosed Malignant Lymphoma Compared with Gallium-67 and Fluorine-18 Fluorodeoxyglucose (FDG) Positron Emission Tomography (PET)," researchers from Harvard's Dana-Farber Cancer Institute favorably compared the performance of the BioScanIR® system with that of PET imaging for applications involving cancer treatment.

Regulatory Affairs and Milestones. We believe that we have sufficient regulatory clearance to execute our initial business plan in the United States and Europe, however, additional supplemental FDA 510(k) filings may be necessary for therapy monitoring or other applications. In December 1999, we received FDA Section 510(k) market clearance which permits marketing of the BioScanIR(R) service as an adjunctive method to detect breast cancer and other diseases affecting the perfusion or reperfusion of blood in tissue and organs that included the following indication for use: "The device is for adjunctive diagnostic screening for the detection of breast cancer and diseases affecting the blood perfusion or reperfusion of tissue of organs." In August 2003, we received "CE mark" clearance that permits us to market our BioScanIR(R) throughout the European Union. For more information about how governmental regulation affects our business, see "Governmental Regulation" below.

We intend to file a supplemental FDA Section 510(k) filing for the validation of the BioScanIR(R) measurement capabilities in other applications. We believe that this supplemental filing will validate our clinical capabilities in these applications and create a potential barrier to entry for competitors.

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

Breast cancer screening devices that use infrared detection instrumentation, such as that used in the BioScanIR® system, which are intended to be used by physicians as an adjunct (supplement) to other established clinical detection methods for breast disease, are currently classified as Class I devices, requiring clearances under Section 510(k) before marketing. Such devices that are intended for stand-alone use, i.e., for use as a sole diagnostic screening tool for detection of breast cancer, are classified as either Class II or Class III devices, requiring PMA before marketing.

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

Current Regulatory Status. The FDA found that the BioScanIR® system was substantially equivalent to an existing legally marketed device, thus permitting it to be marketed as an adjunct (supplemental) screening/diagnostic device. We received 510(k) clearance in December 1999 and, together with our field test data, are marketing the BioScanIR® System as an adjunct (supplemental) method for the diagnosis of other diseases affecting the perfusion or reperfusion of blood in tissue or organs.

Reimbursement by Third-Party Payors. Most purchasers of medical devices such as physicians, hospitals and imaging centers rely on reimbursements from third-party payors including, by way of example, private indemnity health insurers, managed care health insurers, federal health insurance programs (e.g., Medicare), and state administered programs (e.g., Medicaid). Therefore, decisions by third-party payers concerning reimbursement for use of the BioScanIR® system are likely to affect the use of this device. Use of the BioScanIR® System for its current FDA cleared uses is not covered by any third-party insurer. Failure to secure third-party coverage, or failure to maintain coverage after it is received, could have a material adverse impact on our operations.

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

New technologies can receive a special temporary reimbursement code (a New Technology Ambulatory Procedure Code, or APC) provided by Medicare that allows users of the new technology to submit claims for reimbursement for their use of the new technology in an outpatient setting for Medicare patients. This type of code is used to collect actual clinical history on the costs of using the new technology as a precursor to the assignment of a permanent Current Procedural Terminology, or CPT code. We received notice that we have been awarded an APC code effective April 1, 2005 for usage of our system in providing the service, "dynamic infrared blood perfusion imaging." Our BioScanIR® test, like many new medical technologies, does not have sufficient data to determine exactly what APC is appropriate for this service. For this reason, the Center for Medicare and Medicaid Services (CMS) established "New Technology APCs" in 2002. Assignment to a New Technology APC is temporary and last only until enough data is collected to move the service to an established APC. Although there is not preordained period of time, typically this occurs within 36 months of the original assignment. A critical element of our efforts over the next two years must be to build a history of claims submissions using the APC for the use of our system in order to demonstrate the viability of the technology and pave the way for securing a CPT code which is issued by the American Medical Association. The service associated with the use of the BioScanIR® system has been assigned APC Code 1502 and HCPCS Code C9723. The service will be reimbursed at $75.00 per scan plus a $15.00 co-pay effective April 1, 2005.

Manufacturing

We subcontract the manufacturing of components for our BioScanIR® system to several third parties. We provide the manufacturing specifications for all of these components. Incoming components are tested and assembled, and the final units are retested, before being shipped to customers. We believe that our manufacturing environment is compliant with FDA GMP and ISO 9001. The BioScanIR® is UL-certified.

Employees
As of April 9, 2007 we had a total of six full-time employees, and 3 additional outside consultants (part-time). Together, approximately five of these individuals are engaged in technology, research and product development, and four in management and finance. We have never experienced a work stoppage and believe our employee relations are very good.

Item 2. Description of Property

Our corporate headquarters are located at 125 Wilbur Place, Suite 120, Bohemia, New York, in approximately 6,550 square feet of space occupied under a lease with a monthly rental rate of approximately $5,000 that expires in November 2009. In addition, we lease office space in Mahwah, New Jersey under a 6 month lease which will expire on May 30, 2007 at a monthly rental rate of approximately $2,900.

Item 3. Legal Proceedings

On March 8, 2003, our former Chief Financial Officer filed a declaratory judgment action against us in the U.S. District Court for the District of New Jersey. The complaint alleged that while serving as both a director and Chief Financial Officer, he was awarded stock options to purchase 2,538,324 shares of common stock. He was seeking specific determination that he was entitled to these options, as well as approximately $462,000 in deferred salary.

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

The former CFO will receive the sum of $220,000 as a full and final settlement of the Action. ("Settlement Amount"). The Settlement Amount shall be paid as follows: (a) $30,000 was paid to counsel for the former CFO within five business days of the execution of this Agreement to be held in escrow until the filing of the dismissal. (b) the sum of $70,000 was paid to counsel for the former CFO on November 16, 2006 after the execution of the October 31, 2006 Security Purchase Agreement for the financing of $2,000,000 of gross proceeds, and (c) the additional sum of $120,000 shall be paid to the former CFO in twelve (12) monthly installments of $10,000, to be paid on the fifteenth (15th) of each month beginning January 15, 2007.

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

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, we announced that we entered into a consulting agreement with Mr. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminated Mr. Fauci's previous employment agreement with us, provided that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expired in December 2006. Mr. Fauci was nominated at the 2005 and 2006 annual meetings of stockholders to continue as a board member per the settlement agreement. The agreement also provides for a three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. In 2005, we paid $240,000 to Mr. Fauci of which $200,000 was for one year consulting as per agreement and $40,000 for the deferred accrued salary. As of December 31, 2006 we paid Mr. Fauci in aggregate $320,000 as part of his consulting agreement. We owe Mr. Fauci $80,000 for the second year of this agreement. As of December 31, 2006, we have paid Mr. Fauci in aggregate $100,000 as part of the payout schedule for his deferred officer's salary and currently owe him $525,000.

Except as set forth above we are not a party to any other pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

Year Ended December 31, 2005:

First Quarter	$1.100	$0.810
Second Quarter	$1.000	$0.540
Third Quarter	$1.040	$0.300
Fourth Quarter	$0.400	$0.160

Year Ending December 31, 2006:

First Quarter	$0.380	$0.170
Second Quarter	$0.350	$0.110
Third Quarter	$0.365	$0.105
Fourth Quarter	$0.260	$0.021

Year Ending December 31, 2007:

First Quarter	$0.060	$0.009
Second Quarter*

* Through April 9, 2007	$0.016	$0.008

Prior to the completion of the recapitalization transaction on December 19, 2003, privately-held OmniCorder's stock was not traded on a public trading market and it had no registered securities outstanding.

As of April 9, 2007, there were 32,640,972 shares of Advanced BioPhotonic’s common stock outstanding with approximately 233 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Corporate Stock Transfer, Denver, Colorado, (303) 282-4800.
Our authorized capital stock consists of 210,000,000 shares of stock, of which 200,000,000 shares are designated common stock, par value $.001 per share, and 10,000,000 shares are designated preferred stock, par value $.01 per share. Of the preferred stock, 3,000,000 shares have been designated as series A preferred stock and 7,000,0000 shares have been designated as series B preferred stock. As of April 9, 2007, there were 35,317,972 shares of common stock issued and 32,640,972 outstanding, 2,134,811 shares of series A preferred stock and 1,690,584 shares of series B preferred stock issued and outstanding. Further, as of April 9, 2007, we have the following shares of our common stock underlying outstanding securities: (i) 7,943,935 shares underlying options issued pursuant to our 1998 and 2005 stock option plans, and (ii)69,172,719 shares underlying stock purchase warrants.

Dividends

In January 2006, we inadvertently issued an additional 183,628 series A preferred shares and an additional 16,701 series B preferred shares in lieu of cash dividends than the holders were entitled to receive. On December 12, 2006, the Board of Directors voted to allow the stockholders to retain the additional shares of preferred stock that were issued as dividends. On December 12, 2006, the Board of Directors approved the payment of dividends in the series A and series B preferred stock to the holders of record of like stock as of December 15, 2006. On January 2, 2007 holders of series A preferred stock were issued 283,388 shares of series A preferred stock and holders of series B preferred stock were issued 357,157 shares of series B preferred stock as dividends. The dividend record date was December 15, 2006. The 10-day volume-weighted average price of our common stock was $0.047.

The following is a summary of the material provisions of our common stock, series A preferred stock and series B preferred stock.

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

Series A Preferred Stock

Conversion. Holders of series A preferred stock will be entitled at any time to convert their shares of series A preferred stock into common stock without any further payment therefor. The series A preferred stock will automatically convert into common stock as of the close of business on the 20th consecutive trading day on which the closing bid price for our common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq Capital Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20, or 240% of the conversion price of the series A preferred stock. A "trading day" shall be any day on which the principal market for our common stock is open for trading, notwithstanding the volume of trading. Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series A preferred stock converted into 2 shares of common stock. Anti-dilution provision was triggered on November 14, 2005, on January 4, 2006, on May 10, 2006 and on July 24, 2006 after each tranche of the Securities Purchase Agreement. The conversion price of the series A preferred stock was reduced to $0.44, $0.39, $0.36 and $0.34 per share, respectively. On September 12, 2006, the Company entered into a new Securities Purchase Agreement with the purchasers which further triggered anti-dilution. On September 12, 2006, after the sale of $275,000 of securities, on October 4, 2006, after the sale of $250,000, on October 31, 2006, after the sales of $1,000,000 of securities and on November 6, 2006 after the sale of $250,000 of securities under the Securities Purchase Agreements, the conversion price of the series A preferred stock was reduced to $0.33, $0.31, $0.21 and $0.18 per share, respectively. The original investment price of $1.00 per share for the series A preferred stock is divided by the $0.18 per share and result in the conversion of 1 share of series A preferred stock into 5.56 shares of common stock. On February 23, 2007 after the sale of $1,000,000 of securities under the October 2006 Securities Purchase Agreements, the conversion price of the series A preferred stock was reduced to $0.11. The original investment price of $1.00 per share for the series A preferred stock is divided by the $0.11 per share and result in the conversion of 1 share of series A preferred stock into 9.09 shares of common stock for a total of 19,405,432 shares of common stock.

Anti-dilution Provisions. In the event of any issuances of shares of common stock or stock options, warrants or securities convertible or exercisable into common stock within 36 months after the final closing of our December 2004 private placement of series A preferred stock at a price per share of common stock less than the 10-day volume-weighted average price of our common stock on the American Stock Exchange, Nasdaq Capital Market or OTC Bulletin Board, the conversion price of the series A preferred stock will be adjusted to a lower price per share computed on the basis of a "weighted average formula.". For purposes of calculating the "weighted average formula," trading days in which there are no trades still count as trading days in the calculation period, with the price on such day being the previous trading day's closing price. The conversion price of all the shares of series A preferred stock issued will also be subject to adjustment in connection with any subdivision, stock split, combination of shares, recapitalization or the issuance of common stock or securities convertible or exercisable into common stock as a dividend in-kind (other than as a dividend on the series A preferred stock). Employee stock options, warrants for commercial banks and equipment lessors, strategic alliances and acquisitions approved by our board of directors are excluded from this provision. After we completed the subscription rights offering in August 2005 the price at which the series A preferred stock was converted into common stock was reduced to $.50 per share from $1.10 per share, which was the price at which the series B preferred stock was purchased in the rights offering. On November 14, 2005, on September 12, 2006 and on October 31, 2006 we entered Securities Purchase Agreements. Upon issuance of the notes in the Securities Purchase Agreements anti dilution was triggered reducing the conversion price of the series A preferred stock. The conversion price was adjusted based on a calculation set forth in the anti-dilution clause in the certificate of designation of the series A preferred stock. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). At April 9, 2007, every 1 share of series A preferred stock held can be converted into 9.09 shares of common stock for a total of 19,405,432 shares of common stock.

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

Dividends. Holders of series A preferred stock will be entitled to receive an annual cumulative dividend at the end of each calendar year calculated at a rate of 4% per year of the issue price of any outstanding share of series A preferred stock. At our option, this dividend may be paid in either cash or in additional shares of series A preferred stock. The first dividend was paid on January 3, 2006 in additional shares of series A preferred stock. The aggregate number of shares issued as dividends was 301,423. We inadvertently issued an additional 183,628 series A preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. On December 12, 2006, the Board of Directors voted to allow the stockholders to retain the additional shares of preferred stock that were issued as dividends. On December 12, 2006, the Board of Directors approved the payment of dividends in series A preferred stock to the holders of record as of December 15, 2006. On January 2, 2007 holders of series A preferred stock were issued 283,388 shares of series A preferred stock as dividends.

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
Shares of series A preferred stock issued as dividends will be valued at the product of: (i) the 10-day volume-weighted average price of our common stock on the principal stock exchange on which it is traded, including the American Stock Exchange or NASDAQ Capital Market, or if not traded on such exchange, on the OTC Bulletin Board or, if, in the reasonable judgment of our board of directors, there exists no exchange or other market on which the common stock is traded, then as reasonably determined by the board; and (ii) the aggregate number of shares of common stock into which the aggregate number of series A preferred stock issued as dividends is then convertible. The dividends issued on January 3, 2006 had the 10-day volume-weighted average price of our common stock of $0.206. The dividends issued on January 2, 2007 had 10-day volume-weighted average price of our common stock was $0.047.

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

Conversion. Holders of series B preferred stock will be entitled at any time to convert their shares of series B preferred stock into common stock without any further payment thereof. The series B preferred stock will automatically convert into common stock as of the close of business on the 20th consecutive trading day on which the closing bid price for our common stock on the principal stock exchange or market on which it is listed, including the American Stock Exchange or Nasdaq Capital Market, or if not traded on such exchange or market, on the OTC Bulletin Board, is at least $2.20. A "trading day" shall be any day on which the principal market for our common stock is open for trading, notwithstanding the volume of trading. Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series B preferred stock converted into 1 share of common stock. Anti-dilution provision was triggered on November 14, 2005, on January 4, 2006, on May 10, 2006 and on July 24, 2006 after each tranche of the Securities Purchase Agreement. The conversion price of the series B preferred stock was reduced to $0.44, $0.39, $0.36 and $0.34 per share, On September 12, 2006, the Company entered into a new Securities Purchase Agreement with the purchasers which further triggered anti-dilution. On September 12, 2006, after the sale of $275,000 of securities, on October 4, 2006, after the sale of $250,000, on October 31, 2006, after the sales of $1,000,000 of securities and on November 6, 2006 after the sale of $250,000 of securities under the Securities Purchase Agreements, the conversion price of the series B preferred stock was reduced further to $0.33, $0.31, $0.21 and $0.18 per share, respectively. The original investment price of $0.50 per share for the series B preferred stock is then divided by the $0.18 per share and result in the conversion of 1 share of series B preferred stock into 2.78 shares of common stock. On February 23, 2007 after the sale of $1,000,000 of securities under the October 2006 Securities Purchase Agreements, the conversion price of the series B preferred stock was reduced to $0.11. The original investment price of $0.50 per share for the series B preferred stock is divided by the $0.11 per share and result in the conversion of 1 share of series B preferred stock into 4.55 shares of common stock for a total of 7,692,157 shares of common stock.

Anti-dilution Provisions. The conversion price of all the shares of series B preferred stock issued will also be subject to adjustment in connection with any subdivision, stock split, combination of shares, recapitalization or the issuance of common stock or securities convertible or exercisable into common stock as a dividend in-kind (other than as a dividend on the series B preferred stock). Employee stock options, warrants for commercial banks and equipment lessors, strategic alliances and acquisitions approved by our board of directors are excluded from this provision.

On November 14, 2005, on September 12, 2006 and on October 31, 2006 we entered Securities Purchase Agreements. Upon issuance of the notes in the Securities Purchase Agreements anti dilution was triggered reducing the conversion price of the series B preferred stock. The conversion price was adjusted based on a calculation set forth in the anti-dilution clause in the certificate of designation of the series B preferred stock. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). At April 9, 2007, every 1 share of series B preferred stock held can be converted into 4.55 shares of common stock for a total of 7,692,157 shares of common stock.

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

Dividends. Holders of series B preferred stock will be entitled to receive an annual cumulative dividend at the end of each calendar year calculated at a rate of 7% per year of the issue price of any outstanding share of series B preferred stock. At our option, this dividend may be paid in either cash or in additional shares of series B preferred stock. The first dividend was paid on January 3, 2006 in additional shares of series B preferred stock. The aggregate number of shares issued as dividends was 76,467. We inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were entitled to receive. On December 12, 2006, the Board of Directors voted to allow the stockholders to retain the additional shares of preferred stock that were issued as dividends. On December 12, 2006, the Board of Directors approved the payment of dividends in series B preferred stock to the holders of record as of December 15, 2006. On January 2, 2007 holders of series B preferred stock were issued 357,152 shares of series B preferred stock as dividends.

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

Shares of series B preferred stock issued as dividends will be valued at the product of: (i) the 10-day volume-weighted average price of our common stock on the principal stock exchange on which it is traded, including the American Stock Exchange or NASDAQ Capital Market, or if not traded on such exchange, on the OTC Bulletin Board or, if, in the reasonable judgment of our board of directors, there exists no exchange or other market on which the common stock is traded, then as reasonably determined by the board; and (ii) the aggregate number of shares of common stock into which the aggregate number of series B preferred stock issued as dividends is then convertible. The dividends issued on January 3, 2006 had the 10-day volume-weighted average price of our common stock of $0.206. The dividends issued on January 2, 2007 had 10-day volume-weighted average price of our common stock was $0.047.

Voting Rights. Holders of series B preferred stock will have the right to one vote for each share of common stock into which the series B preferred stock then held by such holders may be converted, and will vote together with the holders of common stock as a single class, except where otherwise required by law.

Redemption. The series B preferred stock may not be redeemed by us at any time.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2006. It reflects the amendment to our 1998 Stock Option Plan, which was approved by our stockholders at a special meeting of stockholders held on February 26, 2004 and the 2005 Incentive Compensation Plan approved by our stockholders at our annual meeting on June 7, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity Compensation plans approved by security holders	7,943,935	$0.74	5,149,445
Equity Compensation plans not approved by security holders	—	—	—
Total	7,943,935	$0.74	5,149,445

The new 2005 Incentive Compensation Plan that reserves 5,000,000 shares of common stock for issuance upon the granting of awards under the 2005 Plan. Award grants under the 2005 Plan may be either stock options, stock appreciation rights, restricted shares of stock, deferred shares of stock, shares granted as a bonus or in lieu of another award, dividend equivalent, and other stock based award or performance award. On October 28, 2005, the board of directors approved a proposed resolution to amend the 2005 Plan and increase the number of shares from 5,000,000 to 10,000,000. The amendment to the 2005 Incentive Plan was approved by stockholders at our annual meeting on June 26, 2006. As of December 31, 2005, options to purchase 2,883,000 shares of common stock were outstanding under the 2005 Plan, at a weighted-average exercise price of $0.74 per share and options to purchase 3,841,490 shares of common stock were outstanding under the 1998 Plan, at a weighted-average exercise price of $1.10 per share. As of December 31, 2006, options to purchase 4,520,555 shares of common stock were outstanding under the 2005 Plan at a weighted-average exercise price of $0.52, and options to purchase 3,423,380 shares of common stock were outstanding under the 1998 Plan at a weighted-average exercise price of $1.05.

Unregistered Sales of Equity Securities

On September 12, 2006, we entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the our common stock.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the Initial Market Price, which is $0.30, we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Pursuant to the amended Finder's Fee Agreement, between us and Axiom, Axiom earned a finders fee of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 was paid in November 27, 2006. In addition, Axiom received five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.068 for the 1st tranche, 2nd tranche, and the final tranche, respectively.

On October 31, 2006, we entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes; and (ii) warrants to purchase 40,000,000 shares of the Company’s common stock.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.10 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the Initial Market Price, we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term “Initial Market Price” means the volume weighted average price of the Common Stock for the five trading days immediately preceding the closing which was $0.069.

On each October 31, 2006 and February 23, 2007, the Purchasers received 20,000,000 warrants. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.08 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between us and Axiom, Axiom will earn a finders fee of $130,000 in cash of which $65,000 is accrued in the year ended December 31, 2006 financial statement and $65,000 will be accrued in the quarter ended March 31, 2007 financial statement. In addition, Axiom will receive five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after April 9, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069 and $0.045 for the 1st tranche and final tranche, respectively

The Securities Purchase Agreements as described above, triggers the anti-dilution provisions in our Series A convertible preferred stock and Series B convertible preferred stock if the conversion price, 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion, is less than the 30 day volume-weighted average price of the common stock (the "Reference Price"). Both the Series A and Series B preferred stock will be convertible into additional shares of common stock. The conversion price of the Series A and Series B preferred stock shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). As of April 9, 2007, the triggering of the aforementioned anti dilution provisions of our series A and series B preferred stock will result in issuing an aggregate of 19,405,432 and 7,692,157 shares of common stock upon conversion, respectively.

Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at our option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of our common stock on the American Stock Exchange or Nasdaq Capital Market or, if not traded on such exchange or market, on the OTC Bulletin Board). On January 3, 2006 holders of series A preferred stock were issued 301,423 shares of series A preferred stock convertible as dividends. The 10 day volume-weighted average price of our common stock was $0.206. On January 2, 2007 holders of series A preferred stock were issued 283,388 shares of series A preferred stock convertible as dividends. The dividend record date was December 15, 2006.The 10 day volume-weighted average price of our common stock was $0.047.

Holders of our series B preferred stock are entitled to receive a cumulative dividend of 7% per year, payable annually in cash or, at our option, in additional shares of series B preferred stock (computed on the basis of the 10-day volume-weighted average price of our common stock on the American Stock Exchange or Nasdaq Capital Market or, if not traded on such exchange or market, on the OTC Bulletin Board). On January 3, 2006 holders of series B preferred stock were issued of 76,467 shares of series B preferred stock as dividends. The 10 day volume-weighted average price of our common stock was $0.206. On January 2, 2007 holders of series B preferred stock were issued 357,152 shares of series B preferred stock convertible as dividends. The dividend record date was December 15, 2006.The 10 day volume-weighted average price of our common stock was $0.047.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

Overview and Effect of Recapitalization Transaction
Unless the context otherwise requires, "we," "our," "us" and similar phrases refer to Advanced BioPhotonics Inc., which acquired all the assets and assumed all the liabilities of OmniCorder Technologies, Incorporated, a privately-held company, in a recapitalization transaction on December 19, 2003, and succeeded to the business of OmniCorder as its sole line of business. We were founded in 1997 to acquire, develop and commercialize advanced technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR® system, measures abnormal blood flow associated with the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal tissues. For a more complete description of our company and our business, see "Business."

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

Application of Critical Accounting Policies

For presentation purposes, we are considered to be a "development stage enterprise" in accordance with Statement of Financial Accounting Standards (SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises." Our primary activities since inception have been the research and development of our technology, negotiating strategic alliances and other agreements, and raising capital. We have not commercialized any of our products, and as a result we have not generated any significant revenues from operations. We believe that we will generate revenues from the sale of licenses, user fees and sales of our BioScanIR(R) system to provider networks to use its cancer screening and vascular disease diagnosis technology in the United States, Europe and Asia. However, we cannot give any assurance that we will be able to generate any revenues.

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

We account for the fair value of options and warrants for non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), which requires that compensation cost be measured after the grant date based on the value of the award and is recognized over the service period, which is also the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (Revised 2004), "Share-Based Payment", ("SFAS 123 (R) "), using the modified-prospective-transition method. Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123. Except for one employee whose stock option grant had intrinsic value, the Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all other options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The compensation cost is measured on the date of the grant date based on the value of the award and is recognized over the service period, which is also the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

On October 26, 2005, our Compensation Committee of the Board of Directors approved accelerating the vesting of approximately 2.9 million stock options outstanding under the our stock plans and granted 1,000,000 options to our President which vest immediately. The options have a range of exercise prices of $0.30 to $4.40. The acceleration and immediate vesting affects grants to our President of approximately 2.7 million options having a weighted average exercise price of $0.74. The closing price of our common stock on October 25, 2005, the last trading day before approval of acceleration, was $0.30. The purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expense associated with these options upon adoption of SFAS 123(R ). The aggregate pre-tax expense that, absent the accelerated and immediate vesting, would have been reflected in our consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $1.6 million (approximately $900,000 of which relates to options held by our President).

In November 2005 we entered into a securities purchase agreement for $4,000,000 of convertible notes and warrants exercisable into 4,000,000 shares of common stock. On September 5, 2006, we entered into an amendment to the securities purchase agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock. In September 2006 and in October 2006 we entered into securities purchase agreements for $750,000 and $2,000,000, respectively, of convertible notes and warrants exercisable into 40,000,000 shares of common stock. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside of our control and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. As a result the convertible notes are recorded on a residual value basis. The resulting discount is accreted through the maturity date of the convertible notes using the effective interest rate method.

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

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the years ended December 31, 2006 and 2005 we recorded income of $584,006 and a charge of $323,189, respectively, as a result of the change in fair value of these derivative instruments.

We have no off-balance sheet arrangements or liabilities, and none are planned.

Revenue Model
We believe that initial revenues will come primarily from the sale of the BioScanIR® system for use in surgical and cancer applications. In addition, initial customers will likely include imaging research organizations that will purchase BioScanIR® systems for use in their own research programs. It is possible, however, that initial revenues in certain applications could involve a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated 4-5 year life of the BioScanIR® system. Even if the initial source of revenue is the sale of the BioScanIR® system, it is anticipated that such sales would also be accompanied by annual maintenance fees. As we expand our efforts into other applications we will evaluate our revenue model options.

We are presently in the development stage and will adopt revenue recognition accounting policies that are reflective of our business model at the time we begin to generate each type of revenue.

We recognize revenues and costs and expenses generally utilizing the accrual method of accounting. For specific discussion of these activities, see Note 2, “Summary of Significant Accounting Policies - Basis of Presentation” in the accompanying financial statements. Based upon our circumstances at the time, we will apply the appropriate methods with respect to revenue recognition, inventory and capitalized costs associated with our product that comply with accounting principles generally accepted in the United States, as follows:

•
Sale - We may sell BioScanIR® systems to medical, diagnostic or any other end user. These contracts may be for single or multiple units. We intend to recognize revenue associated with single or multiple unit contracts upon shipment and acceptance of each specific unit by the end-user. We may provide an initial warranty period of one year as part of their sales arrangements. We will establish a liability for estimated warranty costs as appropriate and record actual warranty expenses against this liability as incurred. We may offer an extended warranty and maintenance arrangement to our customers after the expiration of the initial warranty period. This arrangement would be sold pursuant to a contract distinctly separate from the original sales arrangement. These extended warranty and maintenance fees would be recognized ratably over the life of the extended warranty and maintenance contracts.

•
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

•
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

BioScanIR® systems available for sale, either newly-constructed or which may have been previously rented to customers, would be maintained in inventory at cost determined on a first-in, first-out method, or at depreciated cost (if previously rented); in all cases at the lower of cost or market.

Results of Operations

The following represents a summary of the results of operations for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
	2006	2005
OPERATING EXPENSES
Research and development	1,166,403	1,898,015
Selling, general and administrative	2,528,124	3,538,032
Total Operating Expenses	3,694,527	5,436,047
Operating Loss	(3,694,527)	(5,436,047)
Change in fair value of non employee stock options, warrants and conversion options	(584,006)	323,189
Interest and other expenses, net	436,652	22,257
Registration rights penalties	536,333	—
Net Loss	(4,083,506)	(5,781,493)
Series A Convertible Preferred Stock beneficial conversion feature	—	703,128
Series B Convertible Preferred Stock beneficial conversion feature	—	420,258
Deemed Dividend on issuance of additional Series A Convertible Preferred Stock warrants	—	449,500
Accumulated Dividend on Series A Convertible Preferred Stock	77,143	64,583
Accumulated Dividend on Series B Convertible Preferred Stock	50,081	17,614
Net loss attributable to common stockholders- basic and diluted	$(4,210,730)	$(7,436,576)
Basic and diluted net loss per share	$(0.14)	$(0.25)
Weighted average number of shares outstanding- basic and diluted	30,757,104	30,107,408

Year ended December 31, 2006 compared to Year ended December 31, 2005

Net Loss. The net loss for the year ended December 31, 2006 as compared to the net loss for the year ended December 31, 2005 decreased by $1,697,987 from $5,781,493 to $4,083,506. The net loss attributable to common stockholders decreased by $3,225,846 from $7,436,576 to $4,210,730. In 2005 there was a non-cash charge of $703,128 and $420,258 associated with the sale of our series A and series B convertible preferred stock, respectively. The charge measures the difference between the relative fair value of the series A and series B convertible preferred stock and the fair market value of the shares of our common stock issuable pursuant to the conversion terms on the date of issuance. Also, included in the year ended December 31, 2005 was a $449,500 deemed dividend for issuance of additional warrants to the holders of our series A convertible preferred stock. As more fully described below, we have been a development stage enterprise and have had a cumulative net loss of $26,401,475 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock, options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement, the August 10, 2005 proprietary rights offering and the November 14, 2005, September 12, 2006 and October 31, 2006 Securities Purchase Agreements, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR® System.

Research and Development Expenses. Research and development expense decreased by $731,612, to $1,166,403 from $1,898,015, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Cash proceeds from private placements in 2003 and 2004, the 2005 proprietary rights offering and the securities purchase agreement in 2005 and 2006 provided the funding for these activities. Refer to the Statement of Stockholders Equity included in the accompanying financial statements for sources of capital, including cash and non-cash services received in exchange for equity. We hired consultants and employees to obtain licensing, patent applications, support trial systems deployed in the field and registration of our product.

Significant components of the decrease for the year ended December 31, 2006 as compared to December 31, 2005 were:

Salaries and consulting expense decreased by $279,374 to $512,262 from $791,636. The decrease was attributable to a stock grant of 250,000 restricted common shares given to a consultant who is also one of our founders, as a result of a settlement agreement in February 2005. The fair value of the grant was $212,000. In 2006, recruitment expense decreased by $36,374 to $55,001 from $91,375. In 2005 we incurred fees for the recruitment of our chief executive officer and general counsel compared to fees in 2006 for the recruitment of a new member of the Board of Directors.

In June 2006, we signed a new lease for office space in New Jersey. This resulted in an increase of $20,661 for rent and utility expenses for the year ended December 31, 2006 to $104,870 from $84,209 for the year ended December 31, 2005.

Expenses related to quality and regulatory control increased by $80,425 to $116,009 for the year ended December 31, 2006 from $35,584 in the year ended December 31, 2005. In October 2005, we hired a consulting firm for quality, regulatory and clinical affairs. We terminated the contract in July 2006. Pilot site expenses decreased $29,396 to 51,917 from $81,313 in year ended December 31, 2006 compared to year ended December 31, 2005. Postage and handling expense decreased by $10,516 to $13,367 for the year ended December 31, 2006 from $23,883 in the year ended December 31, 2005 due to less international shipments. During the year ended December 31, 2006 patent expenses decreased by $86,090 to $34,584 from $120,674 in the year ended December 31, 2005. The decrease is attributable to four new patent applications filed in 2005 compared to none filed in 2006 and the reduction of legal fees associated with patents by changing attorneys in 2006.

We incurred $6,500 in license and permit costs for the year ended December 31, 2006 compared to $333,000 expensed for the year ended December 31, 2005, a decrease of $326,500 - most of which was due to the Lockheed Martin settlement and release. See Note 11, Litigation in the accompanying financial statements.

Depreciation expense decreased $49,330 to $84,008 for the year ended December 31, 2006 from $133,338 for the year ended December 31, 2005 as a result of some of our capital equipment being fully depreciated in 2005.

Selling, General and Administrative Expenses (SG&A) Selling, general and administrative expenses decreased by $1,009,908 to $2,528,124 from $3,538,032 for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

A significant component of the decrease for the year ended December 31, 2006 as compared to year ended December 31, 2005 was a non cash charge recorded of $600,000 for the fair value of warrants issued to Trilogy Capital Partners and fees of $62,664 paid to them in 2005. Trilogy was to implement a marketing program and assist in our business development and investor relations services. On November 17, 2005, Trilogy agreed to return and relinquish all right, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. See Note 2, Management Liquidity in the accompanying financial statements.

Our legal fees decreased $321,335 to $79,837 for the year ended December 31, 2006 from $401,172 for the year ended December 31, 2005 attributable to the settlement of an arbitration proceeding with our former CEO and litigation investigation with our former CFO and the changing of legal firms in 2006. Accounting fees increased $55,555 to $221,801 for the year ended December 31, 2006 from $166,246 year ended December 31, 2005 due to the additional time spent on review of complex accounting transactions and review of additional disclosure for SFAS 123(R) in 2006.

For the year ended December 31, 2006, business development consulting fees decreased by $127,678 to $267,041 from $394,719 for the year ended December 31, 2005. A significant portion of the decrease is attributable to the termination of the management consulting team that we hired in the interim period before hiring our new CEO. For the year ended December 31, 2006 administrative consulting fees decreased $222,356 to $6,474 from $228,830 for the year ended December 31, 2005. Most of the decrease is due to a non cash expense of $196,000 for the fair value of the stock granted to our outside Board of Directors for their 2005 year of service. Sales and marketing consultant expense decreased $38,566 to $27,162 in fiscal 2006 from $65,728 in fiscal 2005. The decrease is due to the termination of our International Business Development consultant. We recognized compensation expense of $309,369 for the year ended December 31, 2006 for stock options granted to our outside directors and employee under the fair value recognition provisions of SFAS 123 (R). We did not recognize stock-based compensation cost in our statement of operations prior to January 1, 2006.

Financing costs increased $75,439 to $200,546 for the year ended December 31, 2006 from $125,107 for the year ended December 31, 2005. The increase is related to the amortization of deferred financing costs related to the Securities Purchase Agreements we entered into on November 14, 2005, September 12, 2006, and October 31, 2006.

Administrative and business development payroll, tax and related expenses decreased $144,374 to $832,033 for the year ended December 31, 2006 from $976,407 for the year ended December 31, 2005. The decrease is attributable to reduction in administrative salaries to adjust for a settlement of an amount due to a former employee of $134,632.

For the year ended December 31, 2006, investor relations expenses was $181,253 compared to $49,542 for the year ended December 31, 2005. The $131,711 increase is due to $61,750 fair value of a stock grant awarded to the investor relations company we hired and the $10,000 monthly retainer fee we pay to them.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is included in the results of operations, approximated $84,000 and $133,000 for the years ended December 31, 2006 and 2005, respectively. This primarily reflected depreciation expense associated with BioScanIR® equipment installed in various clinics and hospitals for use in clinical trials, computer and development tools.

Income Taxes. No income taxes were recorded for either of the years ended December 31, 2006 and 2005. As of December 31, 2006 and 2005, we had net operating loss carryforwards of approximately $21,867,000 and $18,366,000. A full valuation allowance has been provided against the deferred tax asset of $9,495,000 and $8,050,000 as of December 31, 2006 and 2005, respectively, in the accompanying financial statements.

Liquidity and Capital Resources

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 through December 31, 2006 of $26,401,475 and cash flows used in operating activities during the development stage of $16,846,204. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 8 of the accompanying financial statements, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants.

On December 14, 2004, we received gross proceeds of $1,550,000 in a completed a private placement of 1,550,000 shares of its Series A convertible preferred stock. (See Note 8 Series A Convertible Preferred Stock of the accompanying financial statements) We issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of our common stock at an exercise price of $1.10 per share which expire December 14, 2009. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering, the warrant exercise price was reduced to $0.50 per share. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, we issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010.  We could receive an additional $1,395,000 if all of the warrants issued to the investors in the December 2004 private placement are exercised. There can be no assurance as to how many warrants will be exercised.

On August 10, 2005, we consummated a subscription rights offering to our existing stockholders (See Note 8, Proprietary Rights Offering of the accompanying financial statements). We distributed to holders of our common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. At the closing of the subscription rights offering on August 10, 2005, we received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at our option, additional shares of series B convertible preferred stock. The warrants have an exercise price of $0.75 per share and will expire August 10, 2010. We could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised.

On November 14, 2005, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC (“the Purchasers”) for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. (See Note 7, Securities Purchase Agreement of the accompanying financial statements.) On September 5, 2006, we entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock. At December 31, 2006, the Purchasers have provided us with the $3,100,000 in proceeds.

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of our assets and intellectual property. We were required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. On August 17, 2006, we withdrew the Registration Statement. We filed a new registration statement on September 13, 2006 and amendments on December 8, 2006, January 11, 2007, February 8, 2007 and February 13, 2007 in accordance with the September 5, 2006 amended Securities Purchase Agreement. The SEC declared the registration statement effective February 13, 2007. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we will be required to pay liquidated damages in shares of our common stock or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. Because the registration statement was not declared effective within 120 days from November 14, 2005, we have accrued liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures. At December 31, 2006, we accrued approximately $536,000 in liquidated damages. We will continue to accrue liquidated damages on the shares underlying the convertible notes that were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission.

The warrants are exercisable five years from the date of issuance at a purchase price of $0.65 per share. On November 15, 2005, the Purchasers received 1,000,000 warrants, on January 4, 2006 the Purchasers received 1,000,000 warrants, on May 10, 2006 the Purchasers received 600,000 warrants and on July 24, 2006 the Purchasers received 500,000 warrants. There can be no assurance to how many, if any, of these warrants will be exercised.

Pursuant to the amended Finder's Fee Agreement, between us and Axiom Capital Management, Inc. (“Axiom”), Axiom will earn a finders fee of $201,500 in cash of which $65,000 was paid on November 16, 2005, $65,000 was paid on January 6, 2006, $39,000 was paid on May 12, 2006 and $32,500 was paid on August 1, 2006. In addition, Axiom received five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005, 395,310 were granted on January 6, 2006, 173,580 were granted on May 10, 2006 and 133,776 were granted on July 24, 2006 (See Note 8). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche, 1st advance and the final advance of the 3rd tranche, respectively.

On September 12, 2006, we entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of our common stock. The Purchasers provided us with the funds in 3 tranches, $275,000 on September 12, 2006; $250,000 on October 4, 2006 and $250,000 on November 6, 2006.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bears interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the Initial Market Price, which is $0.30, we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The full principal amount of the secured convertible notes is due upon default under the terms of the secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of our assets and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission within 30 days of, which will include the common stock underlying the secured convertible receipt of written demand of the Purchasers notes, and the warrants. If the registration statement is not declared effective within 120 days from the date of filing, we are required to pay liquidated damages to the Purchasers. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of common stock or cash, at our election, an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. There can be no assurance to how many, if any, of these warrants will be exercised.

Pursuant to the amended Finder's Fee Agreement, between us and Axiom, Axiom earned a finders fee of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 was November 27, 2006. In addition, Axiom received five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006 (See Note 8). The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.068 for the 1st tranche, 2nd tranche, and the final tranche, respectively.

On October 31, 2006, we entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes; and (ii) warrants to purchase 40,000,000 shares of our common stock. The Purchasers provided us with the funds as follows:

•	$1,000,000 was disbursed on October 31, 2006;

•	$1,000,000 was disbursed on February 27,2007

The proceeds of the offering will be used support our commercialization activities for its BioScanIR® System and for working capital.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.10 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the Initial Market Price, we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term “Initial Market Price” means the volume weighted average price of the Common Stock for the five trading days immediately preceding the closing which was $0.069.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of our assets and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand from the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.08 per share. There can be no assurance to how many, if any, of these warrants will be exercised.

Pursuant to the terms of the November 2005, September 2006 and October 2006 Securities Purchase Agreements, the Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, we will not receive any proceeds.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants issued to the purchasers in the November 2005, September 2006 and October 2006 Securities Purchase Agreements will be reduced accordingly with the exception of any securities issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreements. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

At December 31, 2006, under the November 2005, September and October 2006 Securities Purchase Agreements, we received an aggregate of $3,740,000 net of fees and expenses.

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between us and Axiom, Axiom will earn a finders fee of $130,000 in cash in which $65,000 for the 1st tranche has been accrued on our financial statement for the year ended December 31, 2006 and $65,000 will be accrued on our financial statement for the quarter ended March 31, 2007. In addition, Axiom will receive five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after April 9, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069 and $0.045 for the 1st tranche and final tranche, respectively.

On November 15, 2006, we received a Notice of Conversion from the Purchasers and issued an aggregate of 307,831 shares of free-trading common stock pursuant to the requirements of Rule 144, as promulgated under the Securities Act of 1933, as amended, which represents 1% of the our outstanding common stock. This is a partial conversion of the $3,100,000 notes we issued to the Purchasers under the November 2005 Securities Purchase Agreement. The conversion price was $.036 per share for a total of $11,082.

As of December 31, 2006, we had cash balances and working capital deficit of $850,061 and $1,305,095, respectively, and total stockholders’ deficiency of $7,179,980. At April 9, 2007, we had approximately $969,000 in cash balances.

We have committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $568,000 (430,500 euros) as of December 31, 2006. These components utilize QWIP technology. We have the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

Management estimates that it will require additional cash resources during 2007, based upon its current operating plan and condition. We anticipate that our cash requirements to fund these activities as well as other operating or investing cash requirements over the next 4 months will be greater than our current cash on hand. If we are unable to obtain additional sufficient funds during the 2nd quarter 2007, we will reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. In the event that we cannot raise additional capital and we default on the November 2005, September and October 2006 Securities Purchase Agreements, the investors could take a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on our business prospects. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR® system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

We do not currently have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recently Issued Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material effect on its financial position or results of operations.

In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.", which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes”. The adoption of the Issues may have a material effect on our consolidated financial position or results of operations in future periods.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. We are currently evaluating the effect that adopting this statement will have on our financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing the impact of this Interpretation on our financial statements, but do not expect it to have a material effect.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We will evaluate the impact of adopting SFAS 157 but do not expect that it will have a material impact on the our consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in the first fiscal year ending after November 15, 2006. Adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The We are currently assessing the impact of the adoption of SFAS 159.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are in the process of determining the effect, if any, the adoption of this FSP will have on our consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

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

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and evolving markets. These risks include acceptance by physicians, researchers, technicians and patients in an evolving and unpredictable business environment, the lack of a well-developed brand identity and the ability to bring products to market on a timely basis. For the years ended December 31, 2006 and 2005, we had net losses attributable to common stockholders of $4,210,730 and $7,436,576, respectively. We cannot give any assurance that we will ever generate significant revenue or have profits.

In addition, we will require additional capital commitments during 2007 to sustain our operations. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. We will need to raise funds in 2007 through public or private financings, or from other sources. We anticipate that our cash requirements to fund these activities as well as other operating or investing cash requirements over the next 4 months will be greater than our current cash on hand. If we are unable to obtain additional sufficient funds during the 2nd quarter 2007, we will reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects. In the event that we cannot raise additional capital and we default on the November 2005, September and October 2006 Securities Purchase Agreements, the investors could take a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on our business prospects. We cannot give any assurance that necessary additional financing will be available to us or available on acceptable terms. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

This could have a detrimental effect on the long-term capital appreciation of our stock.

We are dependent on our technology license agreements with third parties which require us to satisfy obligations to keep them effective, and if these agreements are terminated, our technology and our business would be seriously and adversely affected.

We have entered into important, long-term license agreements with the California Institute of Technology and Michael Anbar, Ph.D. to incorporate their proprietary technologies into our BioScanIR® system. These license agreements require us to, in some cases, pay minimum royalties and satisfy other conditions. We cannot give any assurance that sales of products incorporating these technologies will be sufficient to recover the amount of third-party payments. Failure by us to satisfy our obligations under these agreements may result in modification of the terms or early termination of the respective agreement, which would have a serious adverse effect on us. We expect that we will be dependent on these licensors for the foreseeable future.

We rely entirely on outside manufacturers for our key components and cannot guarantee that they will not have prolonged supply shortages, resulting in our inability to timely satisfy customer orders.

All of the infrared cameras and other key components utilized in our BioScanIR® system are manufactured by outside companies. Our ability to enter new markets and sustain satisfactory levels of sales in each market will depend in significant part upon the ability of these companies to manufacture the components for introduction into our markets. We cannot give any assurance that we will be successful in entering into agreements with all of the manufacturers to maintain a constant supply of our key components. In addition, once we enter into manufacturing contracts, we face the possibility that the contracts will not be extended or replaced. This could result in our inability to timely satisfy customer orders, and cause us to possibly lose business to alternative providers of diagnostic scanning devices.

We have not fully developed an effective internal sales force to market and sell the BioScanIR® system, and if we are unsuccessful, our overall growth will be hampered.

We have limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities necessary to market our BioScanIR® system. Our ability to generate revenue from the licensing of our BioScanIR® system will be dependent upon, among other things, our ability to manage an effective internal direct sales force. We will need to develop a sales force and a marketing group with technical expertise to coordinate marketing efforts with strategic partners. In addition, we cannot give any assurance that we will be able to market our products or services effectively through an internal direct sales force, independent sales representatives, through arrangements with an outside sales force or through strategic partners, which could hamper our overall growth.

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

Existing and newly-developed technologies may compete with our BioScanIR® system, potentially making BioScanIR® less attractive to prospective customers and resulting in it becoming no longer in demand.

We are not aware of any devices currently on the market which will be capable of competing directly with our BioScanIR® system, although several new companies are developing technologies aimed at the same market niche as the BioScanIR® system, and there may be others of which we are unaware. Our potential competitors may succeed in developing products that are more effective or less costly (or both) than our products, and such competitors may also prove to be more successful than us in manufacturing, marketing and sales. Some of our potential competitors may be large, well-financed and established companies that have greater resources and, therefore, may be better able than us to compete for a share of the market even in areas in which we may have superior technology. We also compete with existing diagnostic alternatives, most notably x-ray mammography, CT, MRI and PET. Significant barriers to our success are posed by these existing alternatives. See “Business — Competition and Industry.”

Our product liability insurance coverage may not be adequate in a catastrophic medical situation, and a large claim may cause us to pay damages to third parties and incur bad publicity.

The nature of our medical products may expose us to product liability risks. We have obtained $2.0 million of product liability insurance coverage, at our current annual premiums of approximately $35,000. We cannot give any assurance that this insurance will provide adequate coverage against product liability claims. In addition, some of our key license agreements require this coverage to be maintained when we sell licensed services. While no product liability claims are pending or threatened against us to date, a successful product liability claim against us in excess of our insurance coverage could have a serious adverse effect on us, including bad publicity.

We are subject to extensive government regulation by the U.S. Food and Drug Administration and other authorities on all aspects of our business, and if we do not comply with these regulations, we could be prevented from marketing our products.

The U.S. Food and Drug Administration, or FDA, has established procedures and standards for initial approval to market medical devices and for the manufacture of the devices. We are subject to inspection by the FDA for compliance with these standards. Should the FDA determine, at any time, that we or any of our products are not in compliance with these standards, it may withhold approval and prevent the marketing of our products. Negative determinations by the FDA and other governmental authorities and third-party payors, such as Medicare and private insurers, could have a serious adverse effect on us. For more information on how we are impacted by governmental regulation, see Item 1, “Description of Business — Governmental Regulation.”

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

Even if BioScanIR® were to be covered by Medicare on a permanent basis, the amounts of those payments can be changed by legislative or regulatory actions and by determinations of the fiscal agents for the program. In addition, private payors and the states, under their Medicaid programs for the poor, increasingly are demanding or imposing discounted fee structures. Efforts to impose greater discounts and more stringent cost controls by third-party payors and healthcare providers are expected to continue. Even if Medicare and other third-party payors were to cover procedures involving BioScanIR®, we cannot be certain that the reimbursement levels will be adequate. We will be seeking a higher level of reimbursement than we received effective April 1, 2005. Our BioScanIR® test, like many new medical technologies, does not have sufficient data to determine exactly what APC is appropriate for this service. For this reason, the Center for Medicare and Medicaid Services (“CMS”) established "New Technology APCs" in 2002. Assignment to a New Technology APC is temporary and last only until enough data is collected to move the service to an established APC. Although there is not preordained period of time, typically this occurs within 36 months of the original assignment.

We purchase infrared camera components in Euros, and therefore our cost of goods and operating margins may be adversely affected by currency fluctuations and result in exchange losses.

We purchase infrared camera components from AEG Infrarot-Module GmbH, a German company, in Euros, which is the prevailing currency of Europe, rather than in U.S. dollars. As of December 31, 2006, we committed to purchase approximately 430,500 Euros (or approximately $568,000 at current exchange rates) of camera components from this supplier this year. Accordingly, exchange rate fluctuations in the Euro relative to the U.S. dollar could affect our cost of goods and operating margins and could result in exchange losses. In fiscal 2006, we incurred a small loss of $671 resulting from foreign currency transactions, and this loss can be expected to increase with larger component orders. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates. Our results of operations will be adversely affected if we are unable to mitigate the effects of currency fluctuations in the future.

If we fail to enter into strategic alliances with large pharmaceutical companies, research foundations or government agencies, our business may grow slower than anticipated.

In addition to our direct marketing efforts, we are pursuing strategic alliances with large pharmaceutical companies, as well as research foundations and government agencies, that have a significant presence in our target markets, can introduce BioScanIR® as an accepted technology to industry participants and can bear a portion of the expenses associated with the sales and marketing of our technology. However, we have not yet and we cannot be certain that we will ever enter into any definitive strategic alliance with these companies, foundations and agencies, or that any future strategic alliance will be on terms and conditions that will enable us to generate profits. If we are unsuccessful in obtaining one or more strategic alliances, our business may grow slower than anticipated, and our results of operations may suffer.

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

RISKS RELATING TO OUR COMMON STOCK

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•   that a broker or dealer approve a person's account for transactions in penny stocks; and

•   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•   obtain financial information and investment experience objectives of the person; and

•   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•   sets forth the basis on which the broker or dealer made the suitability determination; and

•   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We are subject to Section 203 of the Delaware General Corporation Law. Subject to limited exceptions, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder unless the proposed business combination was approved by the corporation’s board of directors before the stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any stockholder directly or indirectly owning 15% or more of the outstanding voting stock of a Delaware corporation. Section 203 could have the effect of discouraging others from making tender offers for our shares, and also may have the effect of preventing changes in our management.

Our Officers and Directors may in the future own enough shares to control shareholder vote in our Company which could limit the rights of existing or future shareholders.

Our executive officers and directors own approximately 51.7% of the outstanding common stock. As a result, these executive officers and directors may in the future control the vote on matters that require stockholder approval such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, affecting a stock split, amending our Certificate of Incorporation or other material corporate actions.

Oue corporate charter contains authorized, unissued “Blank Check” preferred stock which can be issued without stockholder approval with the effect of diluting then current stockholder interests.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. Of the preferred stock, 3,000,000 shares have been designated as series A preferred stock and 7,000,0000 shares have been designated as series B preferred stock. At December 31, 2006 we had 1,851,423 shares of series A preferred stock and 1,333,432 shares of series B preferred stock convertible. As of April 9, 2007 we had 2,134,811 shares of series A preferred stock convertible into 19,405,432 shares of common stock and 1,690,584 shares of series B preferred stock convertible into 7,692,157 shares of common stock . The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.
RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our secured convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of April 9, 2007, we had 35,317,972 shares of common stock issued and 32,640,972 shares outstanding, secured convertible notes outstanding that may be converted into an estimated 1,108,188,972 shares of common stock at current market prices, inclusive of the underlying secured convertible notes in the aggregate principal amount of $3,076,238 issued pursuant to our November 2005 Securities Purchase Agreement, in the aggregate principal amount of $775,000 issued pursuant to our September 2006 Securities Purchase Agreement and underlying secured convertible notes in the aggregate principal amount of $2,000,000 issued pursuant to our October 2006 Securities Purchase Agreement. As of April 9, 2007, there were 2,134,841 shares of series A preferred stock convertible into 19,405,432 shares of common stock and 1,690,584 shares of series B preferred stock convertible into 7,692,157 shares of common stock issued and outstanding. Further, as of April 9, 2007, we have the following shares of our common stock underlying outstanding securities: (i) 7,943,935 shares underlying options issued pursuant to our 1998 and 2005 stock option plans, and (ii) 69,172,719 shares underlying stock purchase warrants. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our secured convertible notes could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our $5,851,238 secured convertible notes (excluding accrued interest), based on market prices $0.0088, 50% and 75% below the market price, as of April 9, 2007 of $0.0088.

% Below Market	Price Per Share	Discount of 40%	Number of Shares Issuable
25%	$.0066	$.0040	1,477,585,295
50%	$.0044	$.0026	2,216,377,943
75%	$.0022	$.0013	4,432,755,886

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

The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. At April 9, 2006, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC have converted an aggregate of $23,762 in convertible notes and were issued 1,857,831 shares of our common stock.

If we are required for any reason to repay our outstanding secured convertible notes, we would be required to deplete our working capital, if available. Or raise additional funds. Our failure to repay the secured convertible notes, if required, could result in legal action against us, which could require the sale os substantial assets.

In November 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $4,000,000 principal amount of secured convertible notes. On September 5, 2006 we amended the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes. On September 12, 2006 and on October 31, 2006, we entered into Securities Purchase Agreements for the sale of an aggregate of $775,000 and $2,000,000 respectively, principal amount of secured convertible notes. All of the aforementioned secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an event of default occurs under the securities purchase agreement, secured convertible notes, warrants, security agreement or intellectual property security agreement, the investors could take possession of all our goods, inventory contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property.

In connection with the Securities Purchase Agreement we entered into in November 2005 and as amended on September 5, 2006, together with the Securities Purchase Agreements we entered into on September 12, 2006 and on October 31, 2006, we executed a Security Agreement and an Intellectual Property Security Agreement on said dates in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements and Intellectual Property Security Agreements state that if an even of default occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreements or Intellectual Property Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Due to the indeterminate number of common shares which we may be required to issue underlying our secured convertible notes, and our previously issued convertible instruments, such as our Series A and Series B convertible preferred stock, warrants and stock options, we may not have enough authorized common shares to honor conversion requests for our secured convertible notes or sell equity securities in future periods.

In November 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $4,000,000 principal amount of secured convertible notes. On September 5, 2006 we amended the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes. On September 12, 2006 and on October 31, 2006, we entered into Securities Purchase Agreements for the sale of an aggregate of $775,000 and $2,000,000, respectively, principal amount of secured convertible notes. The agreements provide that the conversion price of the notes is equal to a 40% discount to the average of the three lowest prices our common stock during the 20 day trading period prior to conversion of the notes. At the present time, the number of shares of common stock that we may need to issue, pursuant to this provision of the agreement, is indeterminate. The potential effect of this provision could cause us not to have enough shares of common stock to honor conversion requests for the notes and our previously issued convertible instruments, such as our Series A and B Convertible Preferred Stock, warrants and non-employee stock options, or have the ability to sell equity securities in future periods.

We are required to pay liquidated damages pursuant to our November 2005 registration rights agreement as a result of our failure to have a registration statement declared effective prior to March 14, 2006, and the payment of liquidated damages will result in depleting our working capital and we may be required to seek additional funding to satisfy such payment.

Pursuant to the terms of our registration rights agreement entered into in connection with our November 2005 securities purchase agreement, each of which were amended on September 5, 2006, if we did not have a registration statement registering 200% of the shares underlying the secured convertible notes and warrants declared effective on or before March 14, 2006, we are obligated to pay liquidated damages in the amount of 2.0% per month of the face amount of the issued and outstanding secured convertible notes, until the registration statement is declared effective. For example, if we are required to pay liquidated damages for the issued and outstanding secured convertible notes on December 31, 2006, we will be required to pay approximately $536,000 (2.0% per month of the $3,100,000 of secured convertible notes outstanding for 12 months). As of the date hereof, the investors have not demanded payment of the liquidated damages. The payment of liquidated damages will result in depleting our working capital and we may be required to seek additional funding to satisfy such payment.

We may not be able to register all of the shares underlying our secured convertible notes and warrants issued under our November 2005 and September and October 2006 Securities Purchase Agreements which will cause us to accrue liquidated damages and be held in default of the agreements whuch would require us to raise additional funds or curtail or cease operations

As of April 9, 2007, we had 35,317,972 shares of common stock issued and 32,640,972 shares outstanding, secured convertible notes outstanding that may be converted into an estimated 1,108,188,972 shares of common stock at current market prices underlying secured convertible notes in the aggregate principal amount of $3,076,238 issued pursuant to our November 2005 Securities Purchase Agreement, underlying secured convertible notes in the aggregate principal amount of $775,000 issued pursuant to our September 2006 Securities Purchase Agreement and underlying secured convertible notes in the aggregate principal amount of $2,000,000 issued pursuant to our October 2006 Securities Purchase Agreement. As of April 9, 2007, we had outstanding warrants to purchase 63,100,000 shares of common stock, underlying warrants issued pursuant to our November 2005 Securities Purchase Agreement , September 2006 Securities Purchase Agreement and October 2006 Securities Purchase Agreement. On February 14, 2007 we filed a Prospectus pursuant to Rule 424(b)(3) registering 6,000,000 shares of our common stock for the November 2005 Securities Purchase Agreement which is only a portion of the shares we are obligated to register for the secured notes, and did not include any shares underlying the warrants which we issued pursuant to said Purchase Agreement. In addition, we are obligated to register all of the aforementioned additional shares of common stock underlying our secured convertible notes and warrants which we sold pursuant to the September and October 2006 Securities Purchase Agreements upon written demand from the selling stockholders.

Any future registration statement which will be filed by us on behalf of the selling stockholders will be made in reliance upon Rule 415(a)(1) promulgated under the Securities Act of 1933, as amended. That rule permits delayed and continuous offerings and sales of securities if those offerings meet several requirements, including that the securities are offered and sold by or on behalf persons other than the issuer or its affiliates. As a result, Rule 415 may not be available for the registration of those shares.

Registration of 6,000,000 shares for resale by the selling stockholders in our February 14, 2007 prospectus, file no. 333-137288 represented approximately 19.3% of the total issued and outstanding shares of common stock. If Rule 415 is not available to register all of the shares underlying our secured convertible notes and warrants which we sold pursuant to our November 2005 Securities Purchase Agreement, and the shares underlying our secured notes and warrants which we sold pursuant to our September and October 2006 Securities Purchase Agreements upon written demand from the selling stockholders, we will accrue further liquidated damages under our November 2005 agreement and begin to accrue liquidated damages under our September and October agreements, each in the amount of 2.0% per month of the face amount of the issued and outstanding secured convertible notes. In addition, we may be held in default of each of the agreements, which may require us to repay the secured convertible notes or the investors could commence legal action against us and foreclose on all of our assets to recover the amounts due. The payment of liquidated damages and repayment of the amounts due under all of the notes will result in depleting our working capital and we may be required to seek additional funding to satisfy such payment, or curtail or cease operations.

Item 7. Financial Statements.

The response to this item is submitted as a separate section of this Report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Our Disclosure Controls and Internal Controls

As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer (“CEO”) and Principal Accounting Officer (”PAO”) concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were not designed and are not effective in ensuring that we can record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

CEO and PAO Certifications

Appearing as exhibits to this Annual Report are “Certifications” of the CEO and the PAO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and PAO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2007. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the years ended December 31, 2006 and 2005, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

In 2006, we identified material weaknesses in the accounting and reporting of complex transactions. Also, there is a lack of the necessary corporate accounting resources to realign and cross-train other current personnel. This has led to dependence on our Controller, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting. During fiscal 2005, to help correct this deficiency, we hired an outside consulting firm to assist with internal control procedure documentation for Sarbanes-Oxley compliance. With our limited resources, it would be difficult to hire additional competent personnel to assist in the segregation of duties. We have implemented internal control procedures such as dual approval procedures at the CEO and Controller level, as well as requiring approvals for purchases by two authorized signers and check signatories from the CEO and/or Controller plus, in the absence of the CEO and Controller, another department head, to help prevent error and fraud.

We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information about our executive officers, key employees and directors as of April 9, 2007, several of whom joined us following the closing of the recapitalization transaction in December 2003 and several of whom previously served as executive officers or directors of privately-held OmniCorder.

Name	Age	Position
Denis A. O'Connor	54	Director and President and Chief Executive Officer
Kevin J. Healy	45	General Counsel
Robert P. Ellis	56	Senior Vice President, Business Development
Marek Pawlowski, Ph.D.	55	Vice President - Product Development
Celia I. Schiffner	51	Controller
Mark A. Fauci	47	Director
Joseph T. Casey	75	Director
Michael A. Davis, M.D., D.Sc.	63	Director
Jed Schutz	47	Director
William J. Wagner	56	Director

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

Marek Pawlowski, Ph.D. - Vice President - Product Development. Dr. Pawlowski has worked with our company since November 2002. He became our Vice President — Product Development on December 19, 2003. Dr. Pawlowski has 20 years of medical device development experience. Dr. Pawlowski's responsibilities include the commercialization of technology through market launch. He has held senior product development or research and development positions at Viatronix, Inc. (April 2001 to July 2002); RTS Wireless/Aether Systems, Inc. (March 2000 to April 2001); Veeco Instruments, Inc. (August 1998 to March 2000); Neuromedical Systems, Inc. (December 1995 to August 1998); and Medical Systems Corp. (August 1991 to November 1995). From July to November 2002, Dr. Pawlowski was an independent consultant. Dr. Pawlowski holds a Ph.D. in Technical Sciences, Warsaw University of Technology, Warsaw, Poland, and completed postgraduate work in statistics, linear algebra, digital filters and signal processing.

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

Mark A. Fauci - Director. Mr. Fauci is our founder and has, since privately-held OmniCorder's incorporation in 1997, served as a director. He served as our President and Chief Executive Officer since privately-held OmniCorder's incorporation until December 2004. Mr. Fauci signed a two year consulting agreement with our company. Prior to 1997, Mr. Fauci served in a variety of roles at Reuters Health Information Services, a Reuters-owned, start-up company based in New York. Among his roles at Reuters, Mr. Fauci headed New Business Development, and was responsible for building strategic relationships in the United States and Europe, developing strategic technical business plans and exploring commercial applications of technology developed in private and government research laboratories. Before joining Reuters, Mr. Fauci served as President of E.C.A., Inc., a consulting firm specializing in the field of computer-aided design and digital-imaging systems. In the seven prior years, he was an engineer at Standard Microsystems Corporation and General Instruments. His work at these companies included research, development and the manufacture of application specific integrated circuits utilizing the same manufacturing processes now employed in the manufacturing of state-of-the-art infrared imaging sensors. Mr. Fauci received a B.S. degree in Science from the State University of New York at Stony Brook and an M.B.A. degree from Dowling College.

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

Michael A. Davis, M.D., D.Sc. - Director. Dr. Davis has been a member of our Board of Directors since December 14, 2004. From 1995 until December 2004, Dr. Davis served as a Director of E-Z-EM, Inc., a leader in the design, manufacture and marketing of contrast media for gastrointestinal tract radiology, and has been its Medical Director since 1994 and was its Technical Director from 1997 to 2000. Since December 2004, Dr. Davis has been a Director Emeritus of E-Z-EM, Inc. Dr. Davis was a Visiting Professor of Radiology at Harvard Medical School and Visiting Scientist in Radiology at Massachusetts General Hospital in 2002 and 2003. He has also served as Senior Vice President and Chief Medical Officer of MedEView, Inc., a radiology informatics company, from 2002 to 2003. He was Professor of Radiology and Nuclear Medicine and Director of the Division of Radiologic Research, University of Massachusetts Medical Center, from 1980 to 2002. During 1999, he also served as the President and Chief Executive Officer of Amerimmune Pharmaceuticals, Inc. and its wholly-owned subsidiary, Amerimmune, Inc., which were involved in pharmaceutical research, and served as a director there from 1999 to 2003. Dr. Davis is also a director of MacroChem Corp., a publicly-traded specialty pharmaceutical company.

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

On April 9, 2007, James Wavle informed us that he was voluntarily resigning his position from our Board of Directors for personal reasons, effective immediately. There was no disagreement or dispute between us and Mr. Wavle which led to his resignation.

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

Committees of the Board

Audit Committee. The Board has an Audit Committee comprised of two non-employee directors, Messrs. Wagner and Casey (Chairman). Each member of the Audit Committee is independent as defined in Section 121(A) of the American Stock Exchange's listing standards. The Board of Directors has determined that each of Messrs. Wagner and Casey qualifies as an "audit committee financial expert." The Audit Committee functions pursuant to a written Charter which was adopted by the Board in January 2004. The Audit Committee has such powers as may be assigned to it by the Board from time to time. The Audit Committee is currently charged with, among other things:

•   recommending to the Board of Directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•   the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•   establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•   approving the scope of the financial audit;

•   requiring the rotation of the lead audit partner;

•   consulting regarding the completeness of our financial statements;

•   reviewing changes in accounting principles;

•   reviewing the audit plan and results of the auditing engagement with our independent auditors and with our officers;

•   reviewing with our officers, the scope and nature and adequacy of our internal accounting and other internal controls over financial reporting and disclosure controls and procedures;

•   reviewing the adequacy of the Audit Committee Charter at least annually;

•   meeting with our internal auditor on a regular basis;

•   performing an internal evaluation of the Audit Committee on an annual basis; and

•   reporting to the Board of Directors on the Audit Committee's activities, conclusions and recommendations.

The Audit Committee conducted eleven formal meeting and conferred on an informal basis on numerous occasions in 2006.

Compensation Committee. The Board has a Compensation Committee which is comprised of one non-employee director, Mr. Jed Schutz. As a member of the Compensation Committee, Mr. Schutz is independent as defined in Section 121(A) of the American Stock Exchange's listing standards. The composition of this committee will be reviewed at the next Board of Directors meeting. The Compensation Committee functions pursuant to a written Charter which was adopted by the Board in January 2004. The Compensation Committee has such powers as may be assigned to it by the Board from time to time. It is currently charged with, among other things, assisting the Board in:

•   approving and evaluating the compensation of directors and executive officers;

•   establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our stockholders;

•   establishing policies to hire and retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our stockholders;

•   together with management, surveying the amount and types of executive compensation paid by comparable companies, and engaging consultants as necessary to assist them;

•   periodically reviewing corporate goals and objectives relevant to executive compensation and making recommendations to the Board for changes;

•   assisting management in evaluating each executive officer's performance in light of corporate goals and objectives, and recommending to the Board (for approval by the independent directors) the executive officers' compensation levels based on this evaluation;

•   overseeing our stock option plan or other stock-based plans with respect to our executive officers and employee Board members, who are subject to the short-swing profit restrictions of Section 16 of the Securities Exchange Act of 1934, as amended;

•   reviewing the overall performance of our employee benefit plans and making recommendations to the Board regarding incentive-compensation plans and equity-based plans;

•   together with the Nominations and Governance Committee, reviewing and making recommendations to the independent directors of the Board regarding the form and amount of director compensation;

•   ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the Board; and

•   producing an annual report on executive compensation for inclusion in our proxy statement.

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

Nominations and Governance Committee. The Board has a Nominations and Governance Committee which is comprised of two non-employee directors. Dr. Michael Davis (Chairman) and Mr. Joseph Casey. Each member of the Nominations and Governance Committee is independent as defined in Section 121(A) of the American Stock Exchange's listing standards. The Nominations and Governance Committee functions pursuant to a written Charter which was adopted by the Board in January 2004. The Nominations and Governance Committee has such powers as may be assigned to it by the Board from time to time. It is currently charged with, among other things, assisting the Board in:

•   identifying individuals qualified to become Board members and recommending that the Board select a group of director nominees for each next annual meeting of our stockholders;

•   ensuring that the Audit, Compensation and Nominations and Governance Committees of the Board shall have the benefit of qualified and experienced "independent" directors;

•   developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the Board any changes deemed appropriate;

•   periodically reviewing the charters of all Board committees and recommending to the committees and Board any changes deemed appropriate;

•   developing policies on the size and composition of the Board;

•   conducting annual evaluations of the performance of the Board, committees of the Board and individual directors;

•   reviewing conflicts of interest and the independence status of directors;

•   together with the Compensation Committee, reviewing and making recommendations to the independent directors of the Board regarding the form and amount of director compensation;

•   reviewing the structure of our senior staffing and management succession plans with the Chief Executive Officer;

•   together with the Compensation Committee, developing criteria to assist the Board's assessment of the Chief Executive Officer's leadership of our company; and

•   generally advising the Board (as a whole) on corporate governance matters.

The Corporate Nominations and Governance Committee did not conduct any formal meetings in 2005 but met and conferred on an informal basis on numerous occasions during the year.

The Nominations and Governance Committee is responsible for evaluating potential candidates to serve on our Board of Directors, and for selecting nominees to be presented for election to the Board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Nominations and Governance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the Board at that point in time. Among the factors considered by the Nominations and Governance Committee in considering a potential nominee are the following:

•   the nominee's independence;

•   the nominee's relevant professional skills and depth of business experience;

•   the nominee's character, judgment and personal and professional integrity;

•   the nominee's ability to read and understand financial statements;

•   the nominee's willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the Board;

•   the nominee's qualifications for membership on certain committees of the Board;

•   any potential conflicts of interest involving the nominee; and

•   the make up and diversity of our existing Board.

In identifying potential candidates for the Board, the Committee relies on recommendations from a number of possible sources, including current directors. The Nominations and Governance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the Board.

Director Compensation

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

On March 7, 2005 the Board of Directors approved a grant of options to purchase 30,000 shares of our common stock to each of our outside directors. The options are exercisable at $1.00 per share and vest in equal installments over three years. In addition, the Board of Directors approved a grant of 30,000 shares of restricted common stock to each outside director. These restricted shares may not be sold for two years following the date of grant. The Board of Directors also approved a grant of options to purchase 30,000 shares of our common stock to each member of the Executive Committee of the Board of Directors. The Chairman of the Executive Committee received an additional grant of options to purchase 10,000 shares of common stock at an exercise price of $1.00 per share. These options vest in equal installments over three years. Each grant of options was made to each person for their service to our company during 2005, and was made under our 2005 Incentive Compensation Plan, which was approved by our stockholders on June 7, 2005 at our 2005 annual meeting of stockholders. When originally granted, these options vest in equal installments over three years.

On October 26, 2005, our Compensation Committee of the Board of Directors approved accelerating the vesting of approximately 2.9 million stock options outstanding under our stock plans and granted 1,000,000 options to our President which vest immediately. The purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the accelerated and immediate vesting, would have been reflected in our consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $1.6 million (approximately $900,000 of which relates to options held by our President).

On March 14, 2006, we granted 30,000 stock options to purchase 30,000 shares of our common stock from our 2005 Incentive Plan to each of our outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to us for the first nine months of 2006. These 10-year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of our common stock from our 2005 Incentive Plan for their service to us in 2006. The 10-year stock options vest immediately and have an exercise price of $0.24 per share. Our audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of our common stock at an exercise price of $0.24 per share from our 2005 Incentive Plan. On September 18, 2006 we granted 160,555 stock options to purchase 160,555 shares of our common stock from its 2005 Incentive Plan an individual who was appointed to the Board of Directors at the June 26, 2006 annual meeting. Of the 160,555 stock options granted, there were 150,000 stock options for his service to our company in 2006 and 10,555 stock options in lieu of cash payment for his participation, attendance at meetings and service to our company from June 26, 2006 to September 30, 2006. The 10 year stock options vest immediately and have an exercise price of $0.28 per share. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that we disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments is a reasonable estimate of fair value.

In 2005, the Chairman of the Executive Committee of the Board of Directors earned $95,000 paid to Synergy Consulting Group (an entity which the Chairman controls) for his service to us. Effective December 31, 2005, the Executive Committee was disbanded in keeping with the long term strategic plan to reorganize and restructure our Board. In 2006, we paid $20,000 to Synergy Consulting Group .

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2006 and 2005 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($) (9)	Bonus ($)	Stock Awards($)	Option Awards ($)(10)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Denis O'Connor
President and Chief Executive	2005	171,000	55,0000	—	1,412,890	—	—	—	1,639,390
Officer (1)	2006	246,996	28,000	—	—	—	—	—	274,996

Robert Ellis
Senior Vice President,	2005	—	—	—	—	—	—	—	—
Business Development(2)	2006	171,634	—	—	54,273	—	—	—	231,743

Marek Pawlowski, Ph.D
Vice President - Product	2005	112,600	—	—	9,100	—	—	—	121,700
Development (3)	2006	148,750	—	—	—	—	—	—	148,750

Kevin Healy	2005	93,462	—	—	130,000	—	—	—	223,462
General Counsel(4)	2006	193,846	—	—	—	—	—	—	193,846

Celia Schiffner	2005	90,231	—	—	9,100	—	—	—	99,331
Controller (5)	2006	121,577	—	—	—	—	—	—	121,577

Mihai Dimancescu
Vice President - Medical	2005	149,000	—	—	18,200	—	—	—	167,200
Affairs (6)	2006	23,192	—	—	—	—	—	—	23,192

Loring D. Andersen	2005	83,000	—	—	27,300	—	—	—	110,300
Vice President - Market Development(7)	2006	—	—	—	—	—	—	—	—

Anne Marie Fields
Vice President - Corporate	2005	53,500	—	—	13,650	—	—	—	67,150
Communications & Business Strategy (8)	2006	—	—	—	—	—	—	—	—

(1) Mr. O'Connor joined our company on March 23, 2005. In 2006, all employees were asked to defer part of their salaries. The 2006 salary includes $225,000 that was paid and $21,996 that was deferred. Mr. O'Connor's other compensation is the executive 2004 bonus ($55,000) the company agreed to pay in as per his employment agreement. On March 14, 2006 the Board of Directors approved a performance bonus of $28,000 in accordance with Mr. O'Connor's employment agreement. The payment will be deferred until such time the CEO in his sole discretion, determines the Company's financial situation supports such payment. Mr. O’Connor was granted 852,000 options and 1,000,000 options during 2005. These awards had a fair value of $698,640 and $310,000, respectively, on the dates of grant

(2) Robert Ellis joined our Company January 9, 2006. In 2006, all employees were asked to defer part of their salaries. The 2006 salary includes $159,519 that was paid and $12,115 that was deferred. Mr. Ellis was granted 667,000 stock options during 2006. These awards had a fair value of $124,062 on the date of grant.

(3) In 2006, all employees were asked to defer part of their salaries. The 2006 salary includes $137,981 that was paid and $10,769 that was deferred. Dr. Pawlowski was granted 10,000 stock options during 2005. These awards had a fair value of $9,100 on the date of grant.

(4) Mr. Healy joined our company on June 20, 2005. In 2006, all employees were asked to defer part of their salaries. The 2006 salary includes $180,000 that was paid and $13,846 that was deferred. Mr. Healy was granted 200,000 stock options during 2005. These awards had a fair value of $130,100 on the date of grant.

(5) In 2006, all employees were asked to defer part of their salaries. The 2006 salary includes $110,808 that was paid and $10,769 that was deferred. Ms. Schiffner was granted 10,000 stock options during 2005. These awards had a fair value of $9,100 on the date of grant.

(6) Dr. Dimancescu ceased being an employee of our company effective May 2, 2006. Dr. Dimancescu was granted 20,000 stock options during 2005. These awards had a fair value of $18,200 on the date of grant. They were forfeited unexercised.

(7) Mr. Andersen ceased being an employee of our company effective September 9, 2005. Mr. Andersen was granted 30,000 stock options during 2005. These awards had a fair value of $27,300 on the date of grant. They were forfeited unexercised.

(8) Ms. Fields ceased being an employee of our company effective June 30, 2005. Ms. Fields was granted 15,000 stock options during 2005. These awards had a fair value of $13,650 on the date of grant. They were forfeited unexercised.

(9) Due to the financial condition of our employees were asked to defer up to 55% of their bi-weekly salary beginning September 4, 2006 through October 31, 2006. After we signed the October 31, 2006 Securities Purchase Agreement, all employees were restored to their full salaries except for Denis O’Connor, who continues to defer approx $2,100 per month. The deferred salaries remain an obligation of the Company and have been accrued and will be paid to the employees when (1) the employee leaves our company, (2) we enter a new financing agreement of $2 million or greater or (3) we wind-up operations.

(10) Compensation cost recognized in financial statements associated with stock option awards in 2006. For our valuation assumptions, see Note 9 in the accompanying financial statements. In 2005, as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which was an amendment of SFAS No. 123, we elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No.44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No.25. No stock-based employee compensation cost was reflected in operations in 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We illustrated the effect on net loss and net loss per share as if the we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation on a pro-forma basis, see Note 9 - Stock Based Compensation, in the accompanying financial statements.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table sets forth information with respect to outstanding equity awards at December 31, 2006 granted under our 1998 Stock Option Plan and 2005 Incentive Plan to the named executive officers.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Denis O'Connor	852,000	-	-	1.00	3/23/2015	-	-	-	-
President and Chief Executive	825,000	-	-	1.00	6/7/2015	-	-	-	-
Officer (1)	1,000,000	-	-	0.30	10/26/2015	-	-	-	-

Robert Ellis
Senior Vice President,
Business Development(2)	166,750	500,250	-	0.30	3/14/2011	-	-	-	-

Marek Pawlowski, Ph.D	87,281	-	-	0.974	11/18/2007	-	-	-	-
Vice President - Product	8,728	-	-	0.974	12/12/2008	-	-	-	-
Development	10,000	-	-	1.00	2/14/2010	-	-	-	-

Kevin Healy	200,000	-	-	0.66	6/27/2010	-	-	-	-
General Counsel(3)

Celia Schiffner	9,375	-	-	4.00	4/29/2009	-	-	-	-
Controller	10,000	-	-	1.00	2/14/2010	-	-	-	-

Mihai Dimancescu
Vice President - Medical
Affairs (4)	-	-	-	-	-	-	-	-	-

Loring D. Andersen
Vice President -
Market Development (5)	-	-	-	-	-	-	-	-	-

Anne Marie Fields	5,134	-	-	0.974	10/31/2007	-	-	-	-
Vice President - Corporate	5,134	-	-	0.974	11/30/2007	-	-	-	-
Communications & Business	5,134	-	-	0.974	12/31/2007	-	-	-	-
Strategy (6)	5,134	-	-	0.974	1/31/2008	-	-	-	-
	5,134	-	-	0.974	2/28/2008	-	-	-	-
	5,134	-	-	0.974	3/31/2008	-	-	-	-
	5,134	-	-	0.974	4/30/2008	-	-	-	-
	5,134	-	-	0.974	5/31/2008	-	-	-	-
	5,134	-	-	0.974	6/30/2008	-	-	-	-
	5,134	-	-	0.974	7/31/2008	-	-	-	-
	5,134	-	-	0.974	8/1/2008	-	-	-	-
	5,134	-	-	0.974	9/1/2008	-	-	-	-
	5,134	-	-	0.974	10/1/2008	-	-	-	-
	5,134	-	-	0.974	11/1/2008	-	-	-	-
	5,134	-	-	0.974	12/1/2008	-	-	-	-

(1) Mr. O'Connor joined our company on March 23, 2005. Options totaling 852,000 were granted from our 1998 Stock Option Plan and 1,825,000 were granted from our 2005 Incentive Plan.

(2) Robert Ellis joined our Company January 9, 2006. Options were granted from our 2005 Incentive Plan.

(3) Mr. Healy joined our company on June 20, 2005. Options were granted from our 2005 Incentive Plan.

(4) Dr. Dimancescu ceased being an employee of our company effective May 2, 2006. Options were granted from our 1998 Stock Option Plan.

(5) Mr. Andersen ceased being an employee of our company effective September 9, 2005. Options were granted from our 1998 Stock Option Plan.

(6) Ms. Fields ceased being an employee of our company effective June 30, 2005. Options were granted from our 1998 Stock Option Plan.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006. All option awards were granted from our 2005 Incentive Plan.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)

Jed Schutz	-	-	37,800	-	-	-	37,800
Anthony Lombardo	-	-	37,800	-	-	-	37,800
Marc Fauci (1)	-	-	37,800	-	-	179,996	37,800
Joseph Casey	-	-	37,800	-	-	-	37,800
Michael Davis (2)	-	-	37,800	-	-	20,000	37,800
William Wagner	-	-	44,100	-	-	-	44,100
James Wavle (3)	-	-	21,996	-	-	-	21,996

(1)On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, we entered into a consulting agreement with Mr. Fauci. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in e xchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. The agreement also provides for three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000.

In 2006, we paid Mr. Fauci $119,996 for the consulting agreement and $60,000 for his deferred accrued salary.
(2) Dr. Michael Davis was paid $20,000 to Synergy Consulting Group (an entity which the director controls) for his medical advisory service to our Company.

(3) Mr. Wavle informed us that he was voluntarily resigning his position from our Board of Directors for personal reasons, effective April 9, 2007. There was no disagreement or dispute between Mr. Wavle and the Company which led to his resignation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 9, 2007, the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,

•	our executive officers,

•	our directors and executive officers as a group, without naming them, and

•	persons or groups known by us to own beneficially 5% or more of our common stock:

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 9, 2007, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 9, 2007, have been exercised and converted.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT BENEFICIALLY OWNED (1)	PERCENT OF CLASS (1)

Mark A. Fauci
Common Stock	9,029,883(2)	25.2%

Jed Schutz
Common Stock	3,351,443(3)	7.6%
Series A Preferred	3,129,905(3)	8.9%
Series B Preferred	610,992(3)	1.7%

Marek Pawlowski, Ph.D.
Common Stock	106,009(8)	*

Celia I. Schiffner
Common Stock	19,375(8)	*

Loring D. Andersen
Common Stock	0(13)	*

Mihai Dimancescu
Common Stock	0(13)	*

Kevin J. Healy
Common Stock	200,000(10)	*

Michael A. Davis, M.D., D.Sc
Common Stock	385,000(4)	1.1%
Series B Preferred	61,097(4)	*

George Benedict
Common Stock	1,487,344(11)	3.9%
Series A Preferred	1,251,966(11)	3.5%
Series B Preferred	610,992(11)	1.7%

Joseph T. Casey
Common Stock	1,500,080(5)	3.7%
Series A Preferred	3,129,905(5)	8.9%
Series B Preferred	916,484(5)	2.6%

Anthony A. Lombardo
Common Stock	426,744(6)	1.3%

William J. Wagner
Common Stock	602,948(7)	1.7%

Denis O'Connor
Common Stock	2,677,000(9)	7.0%

Ann Marie Fields
Common Stock	77,013(14)	*

Robert Ellis
Common Stock	333,500(10)	*

James Wavle
Common Stock	160,555(15)	*

Columbia Ventures Corp.
Common Stock	691,990(12)	1.6%
Series A Preferred	6,259,828(12)	17.8%
Series B Preferred	513,713(12)	1.5%

All executive officers and directors as a group (10 persons)

Common Stock	18,205,238(16)	6.1%
Series A Preferred	6,259,810(16)	12.4%
Series B Preferred	1,588,573(16)	3.2%

Total:	26,053,621(16)	51.7%

*Less than one percent.

(1) In accordance with Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, shares beneficially owned at any date include shares issuable upon the exercise of stock options, warrants, rights or conversion privileges within 60 days of that date. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding that are subject to stock options, warrants, rights or conversion privileges exercisable by that person within 60 days of April 9, 2007, have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(2) Based on a Schedule 13D filed on January 5, 2004, and other information known to us. Includes stock options to purchase 250,000 shares of our common stock granted under the 1998 Stock Option Plan pursuant to Mr. Fauci's employment agreement and 210,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan.

(3) Based on a Schedule 13D filed on January 5, 2004, and other information known to us. Includes: (i) 1,401,840 shares of our common stock issuable upon exercise of outstanding warrants; (ii) 152,816 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 285,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable; (iii) 3,129,905 shares of our common stock issuable upon the conversion of shares of series A preferred stock and (iv) 610,992 shares of our common stock issuable upon the conversion of shares of series B preferred stock .The shares of common stock and warrants beneficially owned by Mr. Schutz are held jointly with his spouse.

(4) Based on the information known to us. Includes: (i) 50,000 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 300,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable; (ii) 61,097 shares of our common stock issuable upon the conversion of shares of series B preferred stock; and (iii) 5,000 shares of our common stock issuable upon exercise of an outstanding warrant.

(5) Held by The Casey Living Trust, of which Mr. Casey and his spouse are co-trustees. Includes (i) 472,735 shares of our common stock issuable upon exercise of outstanding warrants, which is currently exercisable; (ii) 30,000 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 240,000 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan, which are currently exercisable; (iii) 3,129,905 shares of our common stock issuable upon the conversion of shares of series A preferred stock; and (iv) 916,484 shares of our common stock issuable upon the conversion of shares of series B preferred stock.

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

(10) Representing shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan which are currently exercisable.

(11) Includes (i) 385,368 shares of our common stock issuable upon exercise of outstanding warrants; (ii) 137,818 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan which are currently exercisable; (iii)1,251,966 shares of our common stock issuable upon the conversion of shares of series A preferred stock purchased in our December 2004 private placement; and (iv) 610,992 shares of our common stock issuable upon the conversion of shares of series B preferred stock purchased in our August 2005 Rights Offering.

(12) Shares are held in the name Columbia Ventures Corp. of which Kenneth J. Peterson as CEO has voting power and investment control over the shares owned by this entity. Includes (i) 6,259,828shares of our common stock issuable upon the conversion of shares of series A preferred stock purchased in our December 2004 private placement; (ii) 513,713 shares of our common stock issuable upon the conversion of shares of series B preferred stock purchased in our August 2005 Rights Offering; (iii) 691,990 shares of our common stock issuable upon exercise of outstanding warrants.

(13) Mr. Anderson ceased being an employee of our company September 9, 2005. Dr. Dimancescu ceased being an employee of our company May 2, 2006. These options granted under the 1998 Option plan went unexercised and were forfeited 90 days after separation.

(14) AnnMarie Fields ceased being an employee June 20, 2005. The shares represent options granted from our 1998 Option Plan to Ms. Fields when she served as consultant on our Management Advisory Board.

(15) James Wavle resigned from our Board of Directors on April 9, 2007. The shares represent options granted under the 2005 Incentive Compensation Plan which are currently exercisable.

(16) Includes shares held in aggregate of current officers and directors of (i) 10,999,015 shares of our common stock; (ii) 6,259,810 shares of our common stock issuable upon the conversion of shares of series A preferred stock purchased in our December 2004 private placement;(iii)1,588,573 shares of our common stock issuable upon the conversion of shares of series B preferred stock purchased in our August 2005 Rights Offering; (iv) 1,618,148 shares of our common stock issuable upon exercise of stock options granted under the 1998 Stock Option Plan and 3,869,055 shares of our common stock issuable upon exercise of stock options granted under the 2005 Incentive Compensation Plan; (v) 1,879,575 shares of our common stock issuable upon exercise of outstanding warrants.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

In March 1997, we entered into an option agreement with Michael Anbar, Ph.D., Professor in the Department of Physiology and Biophysics, School of Medicine, and Chairman of Biomedical Sciences, at the State University of New York at Buffalo (now retired), pursuant to which we could acquire the exclusive worldwide right to commercialize the technology relating to a patent owned by Dr. Anbar, subject to specified research funding requirements being met. This option agreement was amended and supplemented by the amendments thereto dated July 23, 1997 and September 13, 1997, and the letter agreement dated March 19, 1998. These agreements comprise of the license agreement. We are required to pay Dr. Anbar a royalty of $300 for each commercial BioScanIR(R) system installed at a client site. The Anbar license does not expire other than as a result of a breach of the license by us. As of December 29, 2006, Dr. Anbar has not received any compensation under this agreement. The Anbar patent expires in January 2015.

In February 2001, Dr Anbar sent us a Notice of Termination concerning the license agreement. In April 2001, we brought an action to enjoin Dr. Anbar and his agents from terminating, attempting to terminate, or otherwise interfering with the exclusive license granted under the license agreement. Dr. Anbar counterclaimed that we breached the license agreement by defaulting on our obligations. On October 3, 2001 we entered into a Settlement Agreement with Dr. Anbar pursuant to which the parties agreed to settle and dispose of the action, the answer and the counterclaims, without the admission of liability on either side. In addition, the parties agreed that the license agreement, as described above, would remain in full force and effect and that Dr. Anbar would withdraw his notice of termination of the license agreement. On February 17, 2005, we and Dr. Anbar amended the settlement agreement to provide for our grant of 250,000 shares of our common stock. In addition, Dr. Anbar agreed to assign all of his right, title and interest in the patent "Acquisition of Mental Stress Monitoring Technology Patent" (United States Paten 5,771,261).

Effective February 1, 2005, we entered into a two-year consulting agreement with Dr. Anbar. The agreement provides for the payment of $1,000 and 1,000 restricted shares of common stock per day with a minimum fee of $12,000 for the first 12 month period as well as a grant of 250,000 additional restricted shares. The agreement may be extended at either party's option for an additional two year term. As part of this agreement, we acquired a patent on complementary technology developed and held by Dr. Anbar, who will work closely with senior management, to provide support and assistance in order to advance our commercialization strategy, expand our clinical applications and enhance new product development efforts. We obtained from Dr. Anbar U.S. Patent 5,771,261 which comprises methods and apparatus for assessment of the effects of mental stress involving the measurement of periodic changes in skin perfusion. Using a remotely mounted infrared camera, dynamic area telethermometry (DAT) measures the autonomic nervous activity by monitoring and quantitatively analyzing the modulation of cutaneous perfusion. Our strategy initially is to utilize our patents which relate to perfusion in medical pathology. At a later date, we might look to utilize the patent that we obtained from Dr. Anbar, which relates to psychological evaluation through the assessment of changes in perfusion. As of December 31, 2006 we have paid Dr. Anbar $22,400 and granted 262,000 shares of restricted stock under this agreement.

Investors in our August 2005 rights offering included three members of our board of directors, Jed Schutz, Joseph T. Casey and Michael Davis and a former director George Benedict. Mr. Schutz and Mr. Benedict each purchased 100,000 shares of series B convertible preferred stock for a purchase price of $50,000, and issued warrants to purchase 50,000 shares of common stock. Mr. Casey purchased 150,000 shares of series B convertible preferred stock for a purchase price of $75,000, and was issued warrants to purchase 75,000 shares of common stock. Dr. Davis purchased 10,000 shares of series B convertible preferred stock for a purchase price of $5,000, and was issued warrants to purchase 5,000 shares of common stock.

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

On January 2, 2007, we issued shares of our series A and series B convertible preferred stock as dividends in-kind to the holders of our series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of our company at the close of business on the applicable record date, which was December 15, 2006. Joseph Casey, as co-trustee for the Casey Living Trust, and Jed Schutz each received 45,708 shares of series A convertible preferred stock as dividends. Our former director, George Benedict received 18,283 shares of series A convertible preferred stock as dividends. Joseph Casey, as co-trustee for the Casey Living Trust was issued 42,556 shares of series B preferred stock as dividends. Jed Schutz and George Benedict each received 28,371 shares and Michael Davis received 2,837 shares of series B preferred stock as dividends.

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

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, we announced that we entered into a consulting agreement with Mr. Fauci. Mr. Fauci remains a member of our board of directors. The agreement, which terminates Mr. Fauci's previous employment agreement with us, provides that Mr. Fauci will perform consulting services for us for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci was nominated at the 2005 and 2006 annual meetings of stockholders to continue as a board member pursuant to the settlement agreement. The agreement also provides for a three-year payout schedule of our obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced in early October 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of December 31, 2006, we paid $420,000 to Mr. Fauci of which $320,000 was for consulting as per agreement and $100,000 for the deferred accrued salary.

During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of our Board of Directors was compensated $95,000 for his service in this role to us. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure our Board. In January 2006, we offered Dr. Davis a consulting contract whereby he will provide medical and scientific expertise to us. Dr, Davis will be compensated $5,000 per month for his consulting services. This agreement was amended in May 2006. Dr. Davis' compensation was reduced to $2,500 per month during June, July and August 2006. In October 2006 this agreement was amended to increase Dr. Davis’s compensation to $4,000 per month.

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

10.14
Securities Purchase Agreement, dated November 14, 2005, by and among Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (11)

10.15	Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated November 14, 2005. (9)

10.16	Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated November 14, 2005. (9)

10.17	Callable Secured Convertible Note issued to AJW Partners, LLC, dated November 14, 2005. (9)

10.18	Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated November 14, 2005. (9)

10.19	Stock Purchase Warrant issued to AJW Offshore, Ltd., dated November 14, 2005. (9)

10.20	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated November 14, 2005. (9)

10.21	Stock Purchase Warrant issued to AJW Partners, LLC, dated November 14, 2005. (9)

10.22	Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated November 14, 2005. (9)

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

10.27	Employment Agreement dated February 28, 2005 between OmniCorder Technologies, Inc. and Denis A. O'Connor. (10)

10.28	Engagement Letter dated September 23, 2005 between Advanced BioPhotonics Inc. and Axiom Capital Management, Inc. (11)

10.29	Settlement and Mutual Release dated November 17, 2005 by and between Advanced BioPhotonics Inc. and Trilogy Capital Partners, Inc. (11)

10.30	Consulting Agreement dated as of March 1, 2005 by and between Advanced BioPhotonics Inc. and Mark Fauci. (11)

10.31	Option Agreement to Purchase Exclusive License dated March 19, 1997 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.32	Amendments to Option Agreement to Purchase Exclusive License dated July 25, 1997 and September 13, 1997 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.33	Amendment to Option Agreement to Purchase Exclusive License dated March 19, 1998 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.34	Settlement Agreement dated as of October 3, 2001 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.35	Consulting Agreement and Amendment to Settlement Agreement dated as of February 17, 2005 by and between OmniCorder Technologies, Inc. and Dr. Michael Anbar. (11)

10.36	Finder's Fee Agreement dated as of July 25, 2005 by and between Advanced BioPhotonics Inc. and Trilogy Capital Partners, Inc. (12)

10.37	Letter of Engagement dated as of September 14, 2005 by and between Advanced BioPhotonics Inc. and Trilogy Capital Partners, Inc. (12)

10.38	Consulting Agreement dated as of July 14, 2005 by and between Advanced BioPhotonics Inc. and Trilogy Capital Partners, Inc. (12)

10.39	Letter Agreement dated as of July 14, 2005 by and between Advanced BioPhotonics Inc. and Trilogy Capital Partners, Inc. (13)

10.40	Settlement Agreement and Mutual Release dated as of January 18, 2006 between the Company and Lockheed Martin Corporation.(13)

10.41	Settlement Agreement and Mutual Release by and between the Company and Kevin McQuade.(13)

10.42	Consulting Agreement dated as of January 1, 2006 by and between Advanced BioPhotonics Inc. and Dr. Michael A. Davis. (14)

10.43	Amendment to the Consulting Agreement dated as of May 10, 2006 by and between Advanced BioPhotonics Inc. and Dr. Michael A. Davis. (14)

10.44
Schedule 4(d) to the Securities Purchase Agreement dated as of November 14, 2005, by and among Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.(14)

10.45
Amendment No. 1 to the Securities Purchase Agreement dated as September 5, 2006 by and among Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.(15)

10.45
Amendment No. 1 to the Registration Rights Agreement dated as September 5, 2006 by and among Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.(15)

10.46
Securities Purchase Agreement dated as of September 12, 2006 by and between Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (16)

10.47	Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated September 12, 2006. (16)

10.48	Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated September 12, 2006. (16)

10.49	Callable Secured Convertible Note issued to AJW Partners, LLC, dated September 12, 2006. (16)

10.50	Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated September 12, 2006. (16)

10.51	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated September 12, 2006. (16)

10.52	Stock Purchase Warrant issued to AJW Offshore, Ltd., dated September 12, 2006. (16)

10.53	Stock Purchase Warrant issued to AJW Partners, LLC, dated September 12, 2006. (16)

10.54	Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated September 12, 2006. (16)

10.55
Registration Rights Agreement dated as of September 12, 2006 by and between Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (16)

10.56
Security Agreement dated as of September 12, 2006 by and between Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (16)

10.57
Security Agreement dated as of September 12, 2006 by and between Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (16)

10.58
Intellectual Property Security Agreement dated as of September 12, 2006 by and between Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (16)

10.59
Escrow Agreement dated as of September 12, 2006 by and between Advanced BioPhotonics, Inc., Denis O’Connor and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (16)

10.60
Securities Purchase Agreement, dated October 31, 2006, by and among Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (17)

10.61	Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated October 31, 2006. (17)

10.62	Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated October 31, 2006. (17)

10.63	Callable Secured Convertible Note issued to AJW Partners, LLC, dated October 31, 2006. (17)

10.64	Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated October 31, 2006. (17)

10.65	Stock Purchase Warrant issued to AJW Offshore, Ltd., dated October 31, 2006. (17)

10.66	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated October 31, 2006. (17)

10.67	Stock Purchase Warrant issued to AJW Partners, LLC, dated October 31, 2006. (17)

10.68	Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated October 31, 2006. (17)

10.69
Registration Rights Agreement, dated as of October 31, 2006, by and among Advanced BioPhotonics, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (17)

10.70	Addendum to the Finder’s Fee Agreement dated as of November 8, 2005 by and between Advanced BioPhotonics, Inc. and Axiom Capital Management, Inc. (18)

10.71
Waiver Letter dated as of December 8, 2006 by and among Advanced BioPhotonics, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (18)

23.2	Consent of Marcum & Kliegman LLP.*

31.1	Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).*

32.1	Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).*

99.1	Form of Subscription Agent Agreement between Advanced BioPhotonics Inc. and Corporate Stock Transfer, Inc. (6)

99.2	Form of Warrant Agreement between Advanced BioPhotonics Inc. and Corporate Stock Transfer, Inc. (6)

99.3	Form of Letter to Stockholders. (6)

99.4	Form W-9, Request for Taxpayer Identification Number and Certification. (6)

99.5	Form W-8BEN, Certificate of Foreign Status of Beneficial Owner for United States Tax Withholding. (7)

99.6	Form of Letter to Brokers. (6)

99.7	Form of Letter to Clients.(6)

99.8	Form of Beneficial Owner Election Form.(6)

99.9	Form of Nominee Holder Certification.(6)

99.10	Form of DTC Participant Over-Subscription Form.(6)

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

(12) Incorporated by reference from the exhibits filed with the registration statement on Form SB-2/A filed on April 7, 2006.

(13) Incorporated by reference from the exhibits filed with the registration statement on Form SB-2/A filed on June 5, 2006.

(14) Incorporated by reference from the exhibits filed with the registration statement on Form SB-2/A filed on June 30, 2006.

(15) Incorporated by reference from the exhibits filed with the registration statement on Form SB-2 filed on September 13, 2006.

(16) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K filed on September 15, 2006.

(17) Incorporated by reference from the exhibits filed with the Current Report on Form 8-K filed on November 3, 2006.

(18) Incorporated by reference from the exhibits filed with the amended Registration Statement on Form SB-2/A filed on January 11, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by Marcum & Kliegman LLP during 2006 and 2005 for the audits of our annual financial statements for the fiscal years’ review of our financial statements included in our Forms 10-QSB and review of registration statements totaled approximately $317,000 and $241,000.

Audit-Related Fees

There were no audit-related fees during 2006 and 2005 billed to us by Marcum & Kliegman LLP.

Tax Fees

We incurred fees of $5,000 and $12,000, respectively billed to us by Marcum & Kliegman for services rendered to us fiscal years for tax compliance, tax advice, or tax planning for each year ended December 31, 2006 and 2005.

All Other Fees

There were no fees billed to us by Marcum & Kliegman LLP for services rendered to us during the last two fiscal years, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

It is the audit committee’s policy to pre-approve all services provided by Marcum & Kliegman LLP.

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

Advanced BioPhotonics Inc.

Date: April 12, 2007	By:	/s/ Denis A. O’Connor
Denis A. O’Connor
President and Chief Executive Officer

By:	/s/ Celia I. Schiffner
Celia I. Schiffner
Controller (Principal Financial Officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of Advanced BioPhotonics Inc. hereby severally constitute and appoint Denis A. O’Connor and Celia I. Schiffner and each of them (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this annual report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ DENIS A. O'CONNOR	DIRECTOR AND PRESIDENT AND	April 12 , 2007
DENIS A. O'CONNOR	CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

/S/ CELIA I. SCHIFFNER	CONTROLLER	April 12, 2007
CELIA I. SCHIFFNER	(PRINCIPAL FINANCIAL OFFICER)

/S/ MICHAEL A. DAVIS	DIRECTOR	April 12, 2007
MICHAEL A. DAVIS, M.D., D.SC.

/S/ JED SCHUTZ	DIRECTOR	April 12, 2007
JED SCHUTZ

/S/ JOSEPH T. CASEY	DIRECTOR	April 12, 2007
JOSEPH T. CASEY

/S/ WILLIAM J. WAGNER	DIRECTOR	April 12 , 2007
WILLIAM J. WAGNER

	DIRECTOR	April 12, 2007
MARK A. FAUCI

ADVANCED BIOPHOTONICS INC.

FORM 10-KSB

ITEM 7

INDEX OF FINANCIAL STATEMENTS

ADVANCED BIOPHOTONICS INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005, and
the Period From February 7, 1997 (Inception) to December 31, 2006

ADVANCED BIOPHOTONICS INC.

(A Development Stage Enterprise)

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Balance Sheet - December 31, 2006 and 2005	F-2 - F-3

Statements of Operations - For the Years Ended December 31, 2006 and 2005, and For the Period From February 7, 1997 (Inception) to December 31, 2006	F-4

Statement of Stockholders’ Deficiency - For the Years Ended December 31, 2006 and 2005, and For the Period From February 7, 1997 (Inception) to December 31, 2006	F-5 - F-6

Statements of Cash Flows - For the Years Ended December 31, 2006 and 2005, and For the Period From February 7, 1997 (Inception) to December 31, 2006	F-7 - F-9

NOTES TO FINANCIAL STATEMENTS	F-10 - F-51

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders
Advanced BioPhotonics Inc.

We have audited the accompanying balance sheets of Advanced BioPhotonics Inc. (the “Company”) (A Development Stage Enterprise) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2006 and 2005, and for the period from February 7, 1997 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioPhotonics Inc. (A Development Stage Enterprise) as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from February 7, 1997 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a deficit accumulated during the development stage of $26,401,475, and cash flows used in operating activities of $16,846,204 during the development stage, which commenced on February 7, 1997 through December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

Melville, New York
April 9, 2007

Advanced BioPhotonics Inc. (A Development Stage Enterprise) BALANCE SHEETS

	December 31, 2006	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$850,061	$868,363
Prepaid expenses and other current assets	243,682	207,589

Total Current Assets	1,093,743	1,075,952

Property and equipment, net	178,528	176,827
Other assets:
Equipment deposits	232,977	257,983
Deferred financing costs, net	690,379	220,962
Security deposits	15,062	9,662

TOTAL ASSETS	$2,210,689	$1,741,386

The accompanying notes are an integral part of these financial statements.

Advanced BioPhotonics Inc. (A Development Stage Enterprise) BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	December 31, 2006	December 31, 2005
CURRENT LIABILITIES
Notes payable	$119,901	$152,512
Accounts payable and accrued expenses	582,023	426,326
Professional fees payable	213,981	242,171
Accrued license fees	—	323,000
Accrued registration rights penalties	536,333	—
Accrued interest payable	257,797	19,665
Accrued settlement with former officers	450,000	504,632
Deferred employees compensation	116,668	—
Dividends payable	122,135	77,729

Total Current Liabilities	2,398,838	1,746,035
Convertible debentures(net of debt discount $ 4,324,341 and $758,171, respectively)	539,578	241,829
Detachable warrants	1,654,336	878,708
Non employee stock options	9,548	104,483
Conversion option on convertible debentures	4,400,688	891,892
Conversion option on series A convertible preferred stock	125,585	602,387
Conversion option on series B convertible preferred stock	67,096	251,293
Accrued settlement with former officers	195,000	435,000

Total Long Term Liabilities	6,991,831	3,405,592
Total Liabilities	9,390,669	5,151,627

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Series A Convertible preferred stock, $.01 par value, 3,000,000 shares authorized; 1,851,423 and 1,550,000 shares issued and outstanding, respectively, liquidation preference $1,851,423 and $1,550,000, respectively	18,514	15,500
Series B Convertible preferred stock, $.01 par value, 7,000,000 shares authorized; 1,333,432 and 1,293,202 shares issued and outstanding, respectively, liquidation preference $666,716 and $646,601, respectively	13,335	12,932
Common stock, $.001 par value; 200,000,000 shares authorized; 33,767,972 issued and 31,090,972 outstanding in 2006 and 33,072,772 shares issued and 30,395,772 outstanding in 2005 respectively	33,767	33,073
Additional paid-in capital	19,158,556	18,848,900
Deficit accumulated during the development stage	(26,401,475)	(22,317,969)
Treasury stock, at cost, 2,677,000 shares issued	(2,677)	(2,677)
Total Stockholders’ Deficiency	(7,179,980)	(3,410,241)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,210,689	$1,741,386

The accompanying notes are an integral part of these financial statements.

Advanced BioPhotonics Inc. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Cumulative For the Period From February 7, 1997 (inception) through December 31,
	2006	2005	2006

DEVELOPMENT REVENUES	$—	$—	$69,800
DEVELOPMENT COSTS	—	—	20,000
GROSS PROFIT	—	—	49,800
OPERATING EXPENSES
Research and development	1,166,403	1,898,015	9,885,626
Selling, general and administrative	2,528,124	3,538,032	12,205,264
Related party legal expense	—	—	544,881
Write-off of public offering costs	—	—	501,992
TOTAL OPERATING EXPENSES	3,694,527	5,436,047	23,137,763

OPERATING LOSS	(3,694,527)	(5,436,047)	(23,087,963)
OTHER (INCOME) EXPENSE
Change in fair value of non employee stock options, warrants and conversion options	(584,006)	323,189	(260,817)
Registration rights penalties	536,333	—	536,333
Interest and other expenses, net	436,652	22,257	1,456,489

NET LOSS	(4,083,506)	(5,781,493)	(24,819,968)

Series A Convertible Preferred Stock beneficial conversion feature	—	703,128	1,161,249
Series B Convertible Preferred Stock beneficial conversion feature	—	420,258	420,258
Deemed dividend on issuance of additional Series A Convertible Preferred Stock Warrants	—	449,500	449,500
Accumulated Dividends on Series A Convertible Preferred Stock	77,143	64,583	141,726
Accumulated Dividends on Series B Convertible Preferred Stock	50,081	17,614	67,695
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS-BASIC AND DILUTED	$(4,210,730)	$(7,436,576)	$(27,060,396)
Basic and diluted net loss per share	$(0.14)	$(0.25)
Weighted average number of shares outstanding	30,757,104	30,107,408

The accompanying notes are an integral part of these financial statements.

Advanced BioPhotonics Inc. (A Development Stage Enterprise) STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) / EQUITY For the Period February 7, 1997 (Inception) Through December 31, 2006

										Deficit
										Accumulated
					Series A		Series B			During
	Common		Treasury		Preferred		Preferred		Additional	the	Stock
	Stock		Stock		Stock		Stock		Paid-in-	Development	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Issuance of common stock to founders	10,301,259	$10,301	—	—	—	$—	—	—	$6,419	$—	$(15,070)	$1,650

Sale of common stock at $.55 per share, net of expenses of $35,164	361,437	361	—	—	—	—	—	—	164,469	—	—	164,830

Issuance of common stock warrants to related party for legal services	—	—	—	—	—	—	—	—	75,000	—	—	75,000

Sale of common stock warrants to related party	—	—	—	—	—	—	—	—	40,000	—	(30,000)	10,000

Net loss	—	—	—	—	—	—	—	—	—	(168,516)	—	(168,516)

Balance at December 31, 1997	10,662,696	10,662	—	—	—	—	—	—	285,888	(168,516)	(45,070)	82,964

Issuance of common stock to founders	2,710,858	2,711	—	—	—	—	—	—	1,689	—	—	4,400

Sale of common stock at $.55 per share, net of expenses of $62,900	885,539	886	—	—	—	—	—	—	426,209	—	—	427,095

Issuance of common stock for research and development	271,086	271	—	—	—	—	—	—	149,729	—	—	150,000

Issuance of common stock warrants to related party for legal services	—	—	—	—	—	—	—	—	20,000	—	—	20,000

Cash received from sale of common stock warrant	—	—	—	—	—	—	—	—	—	—	30,000	30,000

Issuance of common stock warrants in connection with sale of bridge notes	—	—	—	—	—	—	—	—	329,625	—	—	329,625

Net loss	—	—	—	—	—	—	—	—	—	(1,594,054)	—	(1,594,054)

Balance at December 31, 1998	14,530,179	14,530	—	—	—	—	—	—	1,213,140	(1,762,570)	(15,070)	(549,970)

Conversion of bridge notes into common stock	1,433,015	1,433	—	—	—	—	—	—	789,192	—	—	790,625

Issuance of common stock for research and development	135,543	136	—	—	—	—	—	—	74,864	—	—	75,000

Sale of common stock at $1.14 per share	945,282	945	—	—	—	—	—	—	1,073,055	—	—	1,074,000

Net loss	—	—	—	—	—	—	—	—	—	(1,547,973)	—	(1,547,973)

Balance at December 31, 1999	17,044,019	$17,044	—	—	—	—	—	—	$3,150,251	$(3,310,543)	$(15,070)	$(158,318)

The accompanying notes are an integral part of these financial statements.

Advanced BioPhotonics Inc.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY), Continued
For the period from February 7, 1997 (inception) through December 31,2006

										Deficit
										Accumulated
										During
	Common		Treasury		Series A		Series B		Additional	the	Stock
	Stock		Stock		Preferred Stock		Preferred Stock		Paid-in-	Development	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Issuance of common stock for research anddevelopment	135,543	$136	—	—	—	—	—	—	$74,864	$—	$—	$75,000

Issuance of common stock for services rendered	8,810	9	—	—	—	—	—	—	10,001	—	—	10,010

Sale of common stock at $1.14 and $1.38 per share for691,269 and 924,156shares, respectively	1,615,425	1,615	—	—	—	—	—	—	2,058,786	—	—	2,060,401
												—
												—
Issuance of stock options and warrants for services rendered	—	—	—	—	—	—	—	—	51,357	—	—	51,357

Net loss	—	—	—	—	—	—	—	—	—	(1,446,203)	—	(1,446,203)

Balance at December 31, 2000	18,803,797	18,804	—	—	—	—	—	—	5,345,259	(4,756,746)	(15,070)	592,247

Issuance of common stock for services rendered	12,322	12	—	—	—	—	—	—	29,988	—	—	30,000
Sale of common stock at $2.44 per share	164,294	164	—	—	—	—	—	—	399,836	—	—	400,000
Issuance of stock options and warrants for												—
services rendered	—	—	—	—	—	—	—	—	21,012	—	—	21,012
												—

Net loss	—	—	—	—	—	—	—	—	—	(1,675,158)	—	(1,675,158)

Balance at December 31, 2001	18,980,413	18,980	—	—	—	—	—	—	5,796,095	(6,431,904)	(15,070)	(631,899)

Issuance of common stock in
accordance with anti-dilution provisions	164,294	164	—	—	—	—	—	—	(164)	—	—	—
Sale of common stock at $1.22 and $.97 per
share for 102,684 and 385,065 shares, respectively	487,749	488	—	—	—	—	—	—	499,512	—	—	500,000
Issuance of stock options and warrants
for services rendered	—	—	—	—	—	—	—	—	595,188	—	—	595,188

Net loss	—	—	—	—	—	—	—	—	—	(1,511,997)	—	(1,511,997)

Balance at December 31, 2002	19,632,456	19,632	—	—	—	—	—	—	6,890,631	(7,943,901)	(15,070)	(1,048,708)

Advanced BioPhotonics Inc.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY), Continued
For the period from February 7, 1997 (inception) through December 31,2006

Deficit
Accumulated
During
Common		Treasury		Series A		Series B		Additional	the	Stock
Stock		Stock		Preferred Stock		Preferred Stock		Paid-in-	Development	Subscription
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Elimination of subscription receivable	—	—	—	—	—	—	—	—	(15,070)		15,070	—
Sale of common stock at $.97 per share	1,317,849	1,318	—	—	—	—	—	—	1,282,084	—	—	1,283,402
Issuance of stock options and warrants
for services rendered	—	—	—	—	—	—	—	—	691,377			691,377
Issuance of common stock in accordance with												—
antidilution provisions	107,821	108	—	—	—	—	—	—	(108)			—
												—
Exercise of warrants	480,274	480	—	—	—	—	—	—	(480)			—
Issuance of common shares to shareholders of company acquired in reverse acquisition	1,133,600	1,134	—	—	—	—	—	—	(1,134)			—
Net assets acquired in reverse acquistion									20,584			20,584
Sale of common stock for cash at $1.375 per share, net	5,486,027	5,486	—	—	—	—	—	—	6,702,924			6,708,410
Conversion of Bridge Loan at $1.375 per share	200,000	200	—	—	—	—	—	—	274,800			275,000
Issuance of common stock for offering services	1,212,073	1,212	—	—	—	—	—	—	(1,212)			—

Net loss	—	—	—	—	—	—	—	—	—	(2,375,919)	—	(2,375,919)

Balance at December 31, 2003	29,570,100	$29,570	—	—	—	—	—	—	$15,844,396	$(10,319,820)	$—	$5,554,146

Issuance of stock options and warrants
for services rendered	—	—	—	—	—	—	—	—	53,156			53,156
Issuance of stock granted for services
rendered	15,000	15	—	—	—	—	—	—	43,485			43,500
Sale of preferred stock at $1.00 per share	—	—	—	—	1,550,000	15,500	—	—	1,534,500			1,550,000
Seriers A Convertible Preferred Stock
beneficial conversion feature	—	—	—	—	—	—	—	—	458,121	(458,121)		-
Costs incurred asssociated with sale of stock and
reverse acquisition	—	—	—	—	—	—	—	—	(101,711)			(101,711)
Costs incurred asssociated with sale of Series A
preferred stock	—	—	—	—	—	—	—	—	(31,072)			(31,072)
Exercise of options	76,101	76	—	—	—	—	—	—	41,924			42,000
Exercise of options (cashless)	27,388	27	—	—	—	—	—	—	(27)			-
Adjustment of Sale of common stock for cash at $1.375 per share, net (Unaudited)	7,300	7	—	—	—	—	—	—	(7)

Net Loss										(4,635,149)		(4,635,149)
	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2004	29,695,889	29,695	—	—	1,550,000	15,500	—	—	17,842,765	(15,413,090)	—	2,474,870

Advanced BioPhotonics Inc.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY), Continued
For the period from February 7, 1997 (inception) through December 31,2006

Deficit
Accumulated
During
Common		Treasury		Series A		Series B		Additional	the	Stock
Stock		Stock		Preferred Stock		Preferred Stock		Paid-in-	Development	Subscription
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Exercise of options	5,218	6	—	—	—	—	—	—	2,875	—	—	2,881
Issuance of common stock for												—
services rendered	580,000	580	—	—	—	—	—	—	409,920	—	—	410,500
Issuance of warrants for services rendered	—	—	—	—	—	—	—	—	600,000	—	—	600,000
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	85,096	—	—	85,096
Preferred stock dividend												—
Sale of Series B preferred stock at $0.50 per share	—	—	—	—	—	—	1,407,867	14079	689,854	—	—	703,933
Seriers B Convertible Preferred Stock												—
beneficial conversion feature	—	—	—	—	—	—	—	—	420,258	(420,258)	—	—
Seriers A Convertible Preferred Stock												—
beneficial conversion feature	—	—	—	—	—	—	—	—	703,128	(703,128)		—
Costs incurred asssociated with sale of Series B												—
preferred stock	—	—	—	—	—	—	—	—	(212,245)			(212,245)
Conversion of Seriers B Convertible Preferred Stock												—
to common stock	114,665	115	—	—	—	—	(114,665)	(1,147)	1,032	—	—	—
Issuance of Treasury Stock	2,677,000	2,677	(2,677,000)	(2,677)	—	—	—	—	—			—
Series A Convertible Preferred Stock issued as in-kind dividend									(62,000)	—		(62,000)
Series B Convertible Preferred Stock issued as in-kind dividend									(15,729)			(15,729)
Deemed Dividend	—	—	—	—	—	—	—	—	(449,500)	0		(449,500)
Reclass conversion option- Series A convertible
preferred stock	—	—	—	—	—	—	—	—	(586,182)			(586,182)
Reclass conversion option- Series B convertible												—
preferred stock	—	—	—	—	—	—	—	—	(244,533)			(244,533)
Reclass anti dilution warrants to liabilty	—	—	—	—	—	—	—	—	449,500			449,500
Reclass non-employee options to liability	—	—	—	—	—	—	—	—	(104,927)			(104,927)
Reclass detachable warrants to liability	—	—	—	—	—	—	—	—	(636,412)			(636,412)
Costs incurred asssociated with convertible note financing	—	—	—	—	—	—	—	—	(44,000)			(44,000)
												—

Net Loss	—	—	—	—	—	—	—	—	—	(5,781,493)		(5,781,493)

Balance at December 31, 2005	33,072,772	33,073	(2,677,000)	(2,677)	1,550,000	15,500	1,293,202	12,932	18,848,900	(22,317,969)	—	(3,410,241)

Issuance of dividends on series A Convertible
Preferred Stock	—	—	—	—	301,423	3,014			(3,014)	—	—	—
Issuance of dividends on series B Convertible
Preferred Stock	—	—	—	—	—	—	76,467	765	(765)	—	—	—
Stock option compensation expense	—	—	—	—	—	—	—	—	336,549	—	—	336,549
Issuance of common stock for
services rendered	337,000	337	—	—	—	—	—	—	63,693	—	—	64,030
Conversion of convertible debenture to common stock	307,831	307	—	—	—	—	—	—	10,774	—	—	11,081
Reclass conversion option of convertible debenture
to equity	—	—	—	—	—	—	—	—	15,084	—	—	15,084
Conversion of Seriers B Convertible Preferred Stock
to common stock	50369	50	—	—	—	—	(36,237)	(362)	312	—	—	—
Reclass conversion option- Series B convertible
preferred stock to equity	—	—	—	—	—	—	—	—	9158	—	—	9,158
Series A Convertible Preferred Stock issued as in-kind dividend	—	—	—	—	—	—	—	—	(74,057)	—	—	(74,057)
Series B Convertible Preferred Stock issued as in-kind dividend	—	—	—	—	—	—	—	—	(48,078)	—	—	(48,078)
Net Loss	—	—	—	—	—	—	—	—	—	(4,083,506)	—	(4,083,506)

Balance at December 31, 2006	33,767,972	33,767	(2,677,000)	(2,677)	1,851,423	18,514	1,333,432	13,335	19,158,556	(26,401,475)	—	(7,179,980)

The accompanying notes are an integral part of these financial statements.

Advanced BioPhotonics Inc. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative For the Period from February 7, 1997 (inception) through December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,083,506)	$(5,781,493)	$(24,819,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,008	133,338	980,544
Loss on disposal of net assets	—	—	20,584
Unrealized loss from foreign currency transactions	—	—	19,271
Warrants issued to related party for legal services	—	—	95,000
Warrants and stock options compensation expense	336,549	685,096	2,517,245
Issuance of common stock for services provided	64,030	410,500	774,530
Amortization of original issue discount	—	—	329,625
Amortization of deferred financing costs	200,546	9,607	398,278
Amortization of debt discount on convertible debentures	218,031	14,779	232,810
Write off of deferred offering costs	—	37,000	37,000
Change in fair value of non-employee stock options, warrants and conversion options	(584,006)	323,189	(260,817)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	163,743	169,617	318,835
Other assets	(5,400)	8,038	(149,307)
Accounts payable and accrued expenses	136,032	101,671	915,284
Professional fees payable	(8,190)	83,109	74,919
Accrued license fees	(228,500)	323,000	94,500
Accrued interest payable	257,797	19,665	277,462
Accrrued employee compensation	116,668	—	116,668
Accrued registration rights penalties	536,333	—	536,333
Accrued settlement with former officers	(294,632)	(46,923)	645,000

NET CASH USED IN OPERATING ACTIVITIES	(3,090,497)	(3,509,807)	(16,846,204)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(60,704)	(165,163)	(1,294,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (costs of) issuance of common stock	—	—	12,522,477

	For the Years Ended December 31,		Cumulative For the Period from February 7, 1997 (inception) through December 31,
	2006	2005	2006
Net proceeds from issuance of Series A preferred stock	—	—	1,518,928
Net proceeds from issuance of Series B preferred stock	—	491,688	491,688
Proceeds from issuance of warrants	—	—	40,000
Proceeds from options exercised	—	2,880	44,880
Issuance of bridge note payable	—	—	1,025,000
Payment of deferred financing costs	(374,654)	(65,000)	(587,154)
Proceeds from convertible debenture, net	3,740,000	895,000	4,635,000
Repayment of notes payable	(232,447)	(184,947)	(699,745)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,132,899	1,139,621	18,991,074

NET (DECREASE) INCREASE IN CASH	(18,302)	(2,535,349)	850,061

CASH AND CASH EQUIVALENTS -Beginning	868,363	3,403,712	—

CASH AND CASH EQUIVALENTS —Ending	$850,061	$868,363	$850,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:

Interest	$6,501	$5,457	$975,996
Income Taxes	$—	$—	$4,509

Non cash investing and financing activities:

Conversion of bridge notes	$—	$—	$1,065,625
Conversion of accounts payable to notes payable	$—	$—	$237,861
Insurance premiums financed using a note	$199,836	171,576	$745,247
Cashless exercise of stock options resulting the issuance of 27,399 shares of common stock.	$—	$—	$27
Issuance of collateral shares in Company’s name	$—	$2,677	$2,677
Beneficial conversion charge attributable to Series A preferred stock	$—	$1,161,249	$1,161,249
Beneficial conversion charge attributable to Series B preferred stock	$—	$420,258	$420,258

Deemed dividend onissuance of warrants to series A preferred stockholders	$—	$449,500	$449,500
Dividends accrued on preferred stock	$122,135	$77,729	$199,864
Settlement of accrued dividend by issuance of preferred stock	$77,729	—	$77,729

	For the Years Ended December 31,		Cumulative For the Period from February 7, 1997 (inception) through December 31,
	2006	2005	2006
Recovery of Trilogy warrants	$—	$44,000	$44,000
Conversion option liability on the convertible debenture	$3,488,980	$612,903	$4,101,883
Reclassification of conversion option liability on convertible preferred stock	$(9,158)	$830,715	$821,557
Reclassification of non-employee stock option	—	$104,927	$104,927
Detachable warrants liability —convertible debenture	$5,371,733	$160,047	$5,531,780
Reclassification of detachable warrants	—	$636,412	$636,412
Warrants issued to settle license fee	$94,500	—	$94,500
Detachable warrants issued as deferred financing costs	$180,309	$60,570	$240,879
Reclassification of conversion option on debenture to equity	$(15,084)	—	$ (15,084)
Conversion of debenture to common stock	$11,082	—	$11,082

The accompanying notes are an integral part of these financial statements.

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)

Notes to the Financial Statements

NOTE 1 - Organization and Business

Advanced BioPhotonics Inc. formerly known as OmniCorder Technologies Inc. (the “Company”) was incorporated in the State of Delaware on February 7, 1997, to develop and commercialize an advanced digital imaging technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease through its lead product, the BioScanIR® System (“System”).

In December 1999, the Company received FDA Section 510(k) market clearance, which permits marketing, throughout the United States, of the BioScanIR® System, an adjunctive method to detect breast cancer and other diseases affecting the perfusion of blood in tissue and organs. In August 2003, the Company received CE mark clearance to market its BioScanIR® System throughout the European Union (“EU”). The CE marking (an acronym for the French "Conformite Europeenne") certifies that a product has met EU health, safety, and environmental requirements, which ensure consumer safety. The Company believes that it will generate revenues from the sale of licenses and sale of the medical device to commercial, institutional and clinical customers to use its technology for plastic and reconstructive surgery, cancer therapy treatment monitoring, neurosurgery, cancer detection and cardiac surgery applications throughout the United States and Europe. However, there is no assurance that the Company will be able to generate any revenues.

In April 2005, the Company received notice that it had been awarded a New Technology Ambulatory Procedure Code (APC) for usage of its system in providing the service “dynamic infrared blood perfusion imaging.” The APC provided by Medicare allows users of the new technology to submit claims for reimbursement for their use of the new technology in an outpatient setting for Medicare patients. This type of code is used to collect actual clinical history on the costs of using the new technology as a precursor to the assignment of a permanent Current Procedural Terminology (CPT) code. To secure a CPT code which is issued by the American Medical Association, the Company would need to build a history of claims submissions using the APC for the use of its system over a three year period beginning April 2005, in order to demonstrate the viability of the technology. The service associated with the use of the BioScanIR® system has been assigned APC Code 1502 and HCPCS Code C9723. At December 31, 2006, the Company had not submitted any claims using the APC code.

On June 7, 2005, the Company changed its corporate name from OmniCorder Technologies, Inc. to Advanced BioPhotonics Inc. The corporate name change was approved by its stockholders at the 2005 annual meeting of stockholders.

The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on December 23, 2005 pursuant to which a majority of its stockholders had approved by written consent an amendment to the Company’s certificate of incorporation to increase its authorized common stock from 50,000,000 shares to 200,000,000 shares. The Company filed an amendment for the increased authorized common shares to the certificate of incorporation with the state of Delaware on February 1, 2006.

Recapitalization Transaction

On December 19, 2003, the Company completed a transaction with Promos, Inc. (“Promos”) in which Promos acquired all the assets and assumed all the liabilities of the Company, in consideration for the issuance of a majority of Promos’ shares of common stock (the “Recapitalization”). The transaction was completed pursuant to an Agreement of Purchase and Sale, dated as of December 19, 2003. On December 29, 2003, the Company subsequently merged into a newly formed Delaware corporation under the original name of the accounting acquirer, OmniCorder Technologies, Inc. Subsequent to the Recapitalization, the original shareholders of the Company owned 95% of the outstanding shares of the Company and the original Promos shareholders owned 5% before the impact of the concurrent private placement. Concurrent with the Recapitalization, all of the net assets of Promos, Inc. were sold to its former President for no monetary consideration and her indemnification to the Company against any potential liabilities from the historical Promos operations. After the sale of all of the net assets, Promos, in substance, became a public shell. For accounting purposes, the Company is deemed to be the acquirer in the transaction and has been accounted for as a recapitalization. Consequently the assets and liabilities and the historical operations reflected in the financial statements are those of the Company and are recorded at the historical cost basis of the Company.

Since the transaction is in substance a recapitalization of the Company and not a business combination, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying statements of operations.

Following the completion of the Recapitalization, the December 19, 2003 private offering (Note 8), related stock purchase and payment of equity-based transaction fees, the shareholders of the Company owned 21,538,400 shares, or 72.8% of the outstanding shares of Promos’ common stock. The Company filed a Certificate of Dissolution on December 29, 2003 with the Delaware Secretary of State and promptly thereafter, in accordance with the tax-free reorganization provisions of Internal Revenue Code Section 368(a) (1) (C), liquidated the shares of Promos’ common stock it received in the Recapitalization to its stockholders in proportion to their respective interests in OmniCorder Technologies, Inc. The consideration and other terms of these transactions were determined as a result of arm’s-length negotiations between the parties.

As more fully described in Note 8, all share and per share amounts have been retroactively restated in all periods for the effect of the Recapitalization.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company’s primary activities since inception have been securing technology licenses, the research and development of its technology and the commercial development of its BioScanIR® System including negotiating strategic alliances, securing production component purchase agreements including customized infrared cameras and related components, and securing FDA clearance, UL and CE approval and raising capital.

Management’s Liquidity Plans

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through December 31, 2006 of $26,401,475 and cash flows used in operating activities during the development stage of $16,846,204. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities.

On December 14, 2004, the Company received gross proceeds of $1,550,000 in a completed a private placement of 1,550,000 shares of its Series A convertible preferred stock. (See Note 8 Series A Convertible Preferred Stock) The Company issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share which expire December 14, 2009. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering, the warrant exercise price was reduced to $0.50 per share. Holders of the Series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company’s option, additional shares of series A convertible preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010.  The Company could receive an additional $1,395,000 if all of the warrants issued to the investors in the December 2004 private placement are exercised. There can be no assurance as to how many warrants will be exercised.

On August 10, 2005, the Company consummated a subscription rights offering to existing stockholders of the Company. (See Note 8, Proprietary Rights Offering) The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company’s option, additional shares of series B convertible preferred stock. The warrants have an exercise price of $0.75 per share and will expire August 10, 2010. The Company could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many warrants will be exercised.

On September 23, 2005, the Company signed a non-exclusive finder's fee agreement with Axiom Capital Management, Inc. ("Axiom"). Axiom will use its best efforts to introduce the Company to prospective investors with respect to an offering of issuance of any security by the Company, in private placement or series of private placements. Axiom agreed to introduce to the Company only proposed investors that qualify as "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933. The Company agreed that for each introduced investor that completes a transaction with the Company, it shall pay to Axiom (i) an amount in cash equal to 8% of the dollar value of any securities issued by the Company which are purchased by each introduced investor; and (ii) warrants to purchase the number of shares of common stock of the Company as shall equal 8% of shares sold in that transaction to each introduced investor. The agreement will continue until (i) a final closing of a transaction (ii) terminated by either party on 30 days prior written notice to the other party or (iii) terminated immediately on written notice by one party to the other party upon material breach of the agreement. On November 8, 2005, an addendum was added to the agreement which reduced the percentage that the Company shall pay to Axiom, to an amount in cash equal to 6.5% from 8% of the dollar value of any securities issued by the Company. The agreement expired on November 7, 2006.

On November 14, 2005, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC (“the Purchasers”) for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. (See Note 7, Securities Purchase Agreement.) On September 5, 2006, the Company entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock. At September 30, 2006, the Purchasers have provided the $3,100,000 in proceeds to the Company.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. Interest is to be paid quarterly. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. At the Company’s option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets and intellectual property. The Company was required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. On August 17, 2006, the Company withdrew the Registration Statement. The Company filed a new registration statement on September 13, 2006, with amendments filed December 8, 2006, January 11, 2007, February 8, 2007 and February 13, 2007 in accordance with the September 5, 2006 amended Securities Purchase Agreement. The SEC declared the registration statement effective February 13, 2007. Because the registration statement had not been declared effective within 120 days from November 14, 2005, the Company accrued liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares of common stock or cash. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, it will be required to pay liquidated damages in shares or cash, at its election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of December 31, 2006, the Company has accrued approximately $536,000 in liquidated damages.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. On November 15, 2005, the Purchasers received 1,000,000 warrants, on January 4, 2006 the Purchasers received 1,000,000 warrants, on May 10, 2006 the Purchasers received 600,000 warrants and on July 24, 2006 the Purchasers received 500,000 warrants. There can be no assurance to how many, if any, of these warrants will be exercised. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom earned a finders fee of $201,500 in cash of which $65,000 was paid on November 16, 2005, $65,000 was paid on January 6, 2006, $39,000 was paid on May 12, 2006 and $32,500 was paid on August 1, 2006. In addition, Axiom has received five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005, 395,310 were granted on January 4, 2006, 173,580 were granted on May 10, 2006 and 133,776 were granted on July 24, 2006. (See Note 8). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants will be issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche, 1st advance and the final advance of the 3rd tranche, respectively.

On September 12, 2006, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the Company’s common stock.

The Purchasers provided the Company with the funds as follows:

•	$275,000 was disbursed on September 12, 2006;

•	$250,000 was disbursed on October 4, 2006 and

•	$250,000 was disbursed on November 6, 2006.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company’s option, in any month where the current stock price is below the Initial Market Price, which is $0.30, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The full principal amount of the secured convertible notes is due upon a default under the terms of the secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of the Company’s assets and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. If the registration statement is not declared effective within 120 days from the date of filing, the Company is required to pay liquidated damages to the Purchasers. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares of common stock or cash, at it’s election, an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.. The market price is determined by averaging the last reported sale prices for the Company shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company’s principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom earned a finders fee of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 was paid on November 27, 2006. In addition, Axiom has received five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006. (See Note 8). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.068 for the 1st tranche, 2nd tranche, and the final tranche, respectively.

On October 31, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes; and (ii) warrants to purchase 40,000,000 shares of the Company’s common stock.

The Purchasers are obligated to provide the Company with the funds as follows:

•	$1,000,000 was disbursed on October 31, 2006;

•	$1,000,000 was disbursed on February 27, 2007

The proceeds of the offering will be used support the Company’s commercialization activities for its BioScanIR® System and for working capital.

The secured convertible notes bear interest at 8%, unless the Company’s common stock is greater than $0.10 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company’s option, in any month where the current stock price is below the Initial Market Price, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term “Initial Market Price” means the volume weighted average price of the Common Stock for the five trading days immediately preceding the closing which was $0.069.

The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of the Company’s assets and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the Company’s election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.. The market price is determined by averaging the last reported sale prices for the Company’s shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company’s principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between the Company and Axiom, Axiom will earn a finders fee of $130,000 in cash in which $65,000 for the 1st tranche has been accrued on our financial statement for the year ended December 31, 2006 and $65,000 will be accrued on our financial statement for the quarter ended March 31, 2007. In addition, Axiom will receive five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after April 9, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069 and $0.045 for the 1st tranche and final tranche, respectively.

On November 15, 2006, the Company received a Notice of Conversion from the Purchasers and issued an aggregate of 307,831 shares of free-trading common stock pursuant to the requirements of Rule 144, as promulgated under the Securities Act of 1933, as amended, which represents 1% of the Company’s outstanding common stock. This is a partial conversion of the $3,100,000 notes the Company has issued to the Purchasers under the November 2005 Securities Purchase Agreement. The conversion price was $.036 per share for a total of $11,081.

From January 1, 2007 through April 9, 2007, the Company received Notices of Conversion from the Purchasers and issued 1,550,000 shares of free-trading common stock pursuant to the Company’s February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission, relating to the resale by the selling shareholders (the purchasers) of up to 6,000,000 shares of its common stock underlying a portion of the secured convertible notes in a principal amount of $3,100,000 from the November 14, 2005 Securities Purchase Agreement. The aggregate dollar amount for these conversions was $12,680.

As of December 31, 2006, the Company had cash balances and working capital deficit of $850,061 and $1,305,095, respectively, and total stockholders’ deficiency of $7,179,980. At April 9, 2007, the Company had approximately $969,000 in cash balances (unaudited).

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $568,000 (430,500 euros) as of December 31, 2006. These components utilize Quantum Well Infrared Photodetectors (“QWIP”) technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

Management estimates that the Company will require additional cash resources during 2007, based upon its current operating plan and condition. The Company anticipates that its cash requirements to fund these activities as well as other operating or investing cash requirements over the next 4 months will be greater than its current cash on hand. The Company is currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. If the Company is unable to obtain sufficient funds during the 2nd quarter 2007, the Company will further reduce the size of its organization and may be forced to reduce and/or curtail its production and operations, all of which could have a material adverse impact on its business prospects. In the event that the Company cannot raise additional capital and the Company defaults on the November 2005, September and October 2006 Securities Purchase Agreements, the investors could take a first priority security interest in all of its goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on the Company’s business prospects. The Company’s success depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR® system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company does not currently have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management’s judgments associated with deferred income tax valuation allowance, valuation of derivative liabilities, fair value of stock based compensation and the capitalization and depreciation of long-term assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each institution. At times, such amounts may exceed the FDIC limits. At December 31, 2006 the uninsured cash balance at one bank was approximately $750,000.

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

Software Development Costs

Software development costs have been charged to operations as incurred since technological feasibility for the Company’s computer software is generally based upon achievement of a detail program design, free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. These costs are included in research and development in the accompanying financial statements.

Convertible Debentures and Derivative Liabilities

In November 2005, September 2006 and October 2006, the Company entered into Securities Purchase Agreements for convertible notes and warrants. (See Note 7).  The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance of Emerging Issues Task Force Issue No. 19 (“EITF 00-19”). The convertible notes are recorded at their residual value. The resultant discount is accreted up to the maturity date of the convertible notes using the effective interest rate method.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. Because the convertible notes are convertible into an indeterminate number of shares the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments, such as convertible preferred stock, warrants and non employee stock options. As a result of this and anti-dilution features triggered in certain of these instruments the Company reclassified these instruments from equity to a liability based on their fair values on November 14, 2005 (See Notes 7 & 8).

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the years ended December 31, 2006 and 2005, the Company recorded a $584,006 gain and $323,289 charge respectively, as a result of the change in fair value of these derivative instruments as follows:

	Year	Year
	Ended	Ended
	December 31, 2006	December 31, 2005

Conversion option on convertible debenture (see Note 7)	$5,185,731	$278,889
Conversion option on Series A convertible preferred stock (see Note 8)	(611,839)	16,205
Conversion option on Series B convertible preferred stock (see Note 8)	(192,080)	6,760
Detachable warrants (see Note 8)	(4,870,913)	21,779
Non employee stock options (see Note 9)	(94,905)	(444)

Total (gain) / charge	$(584,006)	$323,189

Research and Development

Research and development costs are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at the time the Company begins to generate each type of revenue. For specific discussion of these activities, see the “Summary of Significant Accounting Policies-Basis of Presentation.” Based upon its circumstances at the time, the Company will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to its business practices, as follows:

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefits to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Foreign Currency Transactions

The Company entered into exclusive agreement with a Germany manufacturer to manufacture the BioScanIR® System, payable in Euro dollars. The translation from Euro dollars to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for operations accounts using the actual rate at the time of the transaction. The Company incurred a transaction loss of $671 for the year ended December 31, 2006 and none for the year ended December 31, 2005. The Company had $19,942 resulting from foreign currency transactions included in interest and other expenses for the period from February 7, 1997 (inception) to December 31, 2006 in the accompanying financial statements.

Loss Per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants, conversion of the convertible debenture and conversion of the series A and series B convertible preferred stock are excluded from the calculation of net loss per share as their effect would be antidilutive. Securities that could be potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented consist of the following:

Total potential common shares as of December 31, 2006:
Warrants to purchase common stock	49,172,719
Options to purchase common stock	7,943,935
Series A convertible preferred stock	10,293,912
Series B convertible preferred stock	3,706,941
Convertible debenture:	267,248,242
338,365,749

Total potential common shares as of April 9, 2007:
Common shares issued January 1, 2007 through April 9, 2007	1,550,000
Warrants to purchase common stock	72,101,890
Options to purchase common stock	7,943,935
Series A convertible preferred stock	19,405,432
Series B convertible preferred stock	7,692,157
Convertible debenture:	1,108,188,972
1,216,882,386

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123 (R)”), using the modified-prospective-transition method. As a result, the Company’s net loss before taxes for the year ended December 31, 2006 was $340,735 ($0.01 per share) lower than if it had continued to account for share-based compensation under the Accounting Principles Board (“APB”) opinion No. 25. “Accounting for Stock Issued to Employees” (“APB 25”). As of December 31, 2006 there was $98,302 of total unrecognized compensation related to stock options granted which is expected to be recognized over an approximate 2.25 year period.

Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation, (“SFAS No. 123”). Except for one employee whose stock option grant had intrinsic value, the Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 as all other options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non-employees of the Company based upon the intrinsic value (the difference between the exercise price on the date of grant and the deemed fair value of the common stock.

For the year ending December 31, 2005, as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition an Disclosure”, which was amended SFAS No. 123, the Company elected to continue to follow intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No.44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No.25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

SFAS No. 123R required the Company to expense stock options based on grant date fair value in its financial statements. In 2006, the Company recognized compensation expense for the stock options ratably over the vesting period. In fiscal 2005, $18,000 compensation expense has been recognized for options granted to an employee that had an exercise price less than the market value of the underlying common stock on the date of grant. The effect on 2005 net loss and net loss per share had the Company applied the fair value recognition using the Black-Scholes option pricing model is presented in the following proforma table:

For the Year Ended December 31, 2005
Net loss attributable to common stockholders - basic and diluted	$(7,436,576)
Add:
Stock based employee compensation expense included in net loss	18,000
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,912,157)
Pro forma net loss attributable to common stockholders	$(10,330,733)
Basic and diluted net loss per share as reported	$(0.25)
Basic and diluted pro forma net loss per share	$(0.34)

For the year ended December 31, 2005 the fair value of the Company’s common stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 126.14%-135.80%, (2) risk-free interest rates of 3.66%-4.18% and (3) expected lives of 5 - 10 years. The weighted average fair value of option s at the date of grant using the Black-Scholes fair value based methodology for options granted in the years ended December 31, 2005 was estimated at $0.83.

For the year ended December 31, 2006 the fair value of the Company’s common stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of (131.12% - 131.47%),, (2) risk-free interest rates of 4.68%-4.79% and (3) expected lives of (3.5 - 5.0 years). The weighted average fair value of option s at the date of grant using the Black-Scholes fair value based methodology for options granted in the years ended December 31, 2006 was estimated at $0.26.

Impact of Recently Issued Accounting Standards

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s financial position or results of operations.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.", which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated dept instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of the Issues may have a material effect on the Company’s financial position or results of operations in future periods.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155 ''Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140'' (''SFAS 155''). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its financial statements, but does not expect it to have a material effect.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in the first fiscal year ending after November 15, 2006. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, the adoption of this FSP will have on its consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments is a reasonable estimate of fair value because of their short nature.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

NOTE 3 - Property and Equipment

Property and equipment consists of the following:

	December	December 31,
	2006	2005
Research and development equipment	$886,540	$800,831
Office equipment	73,905	73,905
Furniture and fixtures	26,804	26,804
Leasehold Improvements	21,075	21,075
	1,008,324	922,615
Less: accumulated depreciation and
Amortization	829,796	745,788
	$178,528	$176,827

Depreciation and amortization expenses charged to operations for the years ended December 31, 2006 and 2005 and for the period February 7, 1997 (inception) to December 31, 2006 was $84,008, $133,338 and $980,544, respectively.

NOTE 4 - Notes Payable

The Company financed its annual insurance premiums over a five month period in 2006 and a nine-month period in 2005 with one financing Company. The notes payable balances at December 31, 2006 and 2005 were $119,901 and $152,512, respectively. The balance as of December 31, 2006 is due in monthly installments approximating $40,000 including interest at the rate of 8.75 % per annum through March 2007.

NOTE 5 - Income Taxes

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred assets are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets(liabilities):
Net operating loss carryforward	$8,747,000	$7,346,000
Property and equipment	27,000	25,000
Accrued expenses	341,000	412,000
Stock based compensation	380,000	267,000
Valuation allowance	(9,495,000)	(8,050,000)
Net Deferred Tax Asset	$—	$—

The expiration dates for the net operating loss carry forward are as follows:

2019	$2,746,000
2020	1,467,000
2021	1,688,000
2022	1,260,000
2023	1,607,000
2024	4,867,000
2025	4,731,000
2026	3,501,000
$21,867,000

The Company has recorded a full valuation allowance against its deferred tax assets since management believes that based upon current available objective evidence it is more likely than not that the deferred tax asset will not be realized. The Company’s effective tax rate differs from the federal statutory rate as a result of the change in the valuation allowance.

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision for income taxes and cumulative effect for a change in accounting principle as follows:

	For the Years Ended
	December 31,
	2006	2005

Tax provision at statutory rate	(34%)	(34%)
Non deductible expenses	4%	3%
State tax benefit	(5%)	(5%)
Other	0%	(2%)
Change in valuation allowance for net deferred tax assets	35%	38%
	0%	0%

The change in the valuation allowance for deferred tax assets are summarized as follows:

	Years Ended December 31,
	2006	2005
Beginning Balance	$8,050,000	$5,854,000
Change in Allowance	1,445,000	2,196,000
Ending Balance	$9,495,000	$8,050,000

As of December 31, 2006, the Company has net operating loss carryforwards of $21,867,000 available to offset future taxable income. These carryforwards will expire at various dates through 2026. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a change of control of a company. The Company has not performed an evaluation whether a change of control has taken place and as such, utilization of its net operating losses may be subject to substantial limitation in future periods.

NOTE 6 - Settlement of Officers’ Salaries

Settlement of officers' salaries, current and non-current, represent the settlement amounts for payroll deferred by the former Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO"), which aggregated $645,000 and $939,632 at December 31, 2006 and, 2005, respectively. (See Note 11, Litigation).

NOTE 7 - Securities Purchase Agreement

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of the Company’s common stock. As of July 25, 2006, the Purchasers provided the Company $3,100,000 of the $4,000,000. On September 5, 2006, the Company entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock.

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. Interest is to be paid quarterly. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such, these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month

In addition the Company, entered into a Registration Rights Agreement whereby it was required to file a registration statement with the SEC within the 45 days of the November 14, 2005 and was required to use its best efforts to have the registration statement declared effective within 120 days of November 14, 2005. The Registration Rights Agreement required that the number of shares of common stock included in the registration statement was equal to 200% of the common stock underlying the sum of the number of shares issuable upon conversion of the notes and the number of shares issuable upon exercise of the warrants. The Company filed a registration statement on December 22, 2005 and an amended registration statement on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. The registration statement was withdrawn on August 17, 2006. The Company filed a new registration statement for the amended Securities Purchase Agreement on September 13, 2006 in which, pursuant to the amendment to the Registration Rights Agreement dated as of September 5, 2006, the selling stockholders and the Company agreed that it would register an aggregate of up to 30% of its outstanding shares of common stock underlying the secured convertible notes. The Company filed an amended registration statement to reduce the number of shares to 6,000,000 on December 8, 2006, January 11, 2007 February 8, 2007 and February 13, 2007. The SEC declared the registration statement effective February 13, 2007.

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

4. If the Company's common stock is not listed for quotation on the Nasdaq National Market, Nasdaq Capital Market, New York Stock Exchange, American Stock Exchange once listed there or ceases to be traded on the Over-the-Counter Bulletin Board or equivalent replacement exchange.

Since the registration statement exceeded the 120 day time requirement to be declared effective, the Company accrued approximately $536,000 in liquidated damages as of December 31, 2006.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The warrants shares carry the same registration rights as the shares underlying the convertible notes.

Under a Guaranty and Pledge Agreement, the Company's President and Chief Executive Officer, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Purchasers, their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of the Company’s common stock issued in its own name, and (ii) to grant to the Purchasers, their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations.

In connection with the closing on November 14, 2005 of the first tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion option on the date of issuance of the notes was $612,903. The fair value of the warrants on the date of issuance was $160,048. As such the convertible notes were recorded on the date of issuance at the residual value of $227,049. On January 4, 2006 in the 2nd tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $851,852 and the fair value of the warrants on the date of issuance was $157,000. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $8,852 charge which is included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible note was recorded at the residual value of $0. On May 10, 2006, in the advance of the 3rd tranche of $600,000 of convertible notes and warrants for 600,000 shares of common stock, the fair value of the conversion option on the date of issuance of the note was $400,000 and the fair value of the warrants on the date of issuance was $109,200. As such the convertible notes were recorded on the date of issuance at the residual value of $90,800. On July 24, 2006 in the final advance of the 3rd tranche of $500,000 of convertible notes and warrants for 500,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $586,957 and the fair value of the warrants on the date of issuance was $122,897. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $209,854 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible note will be recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

On September 12, 2006, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the Company’s common stock.

The Purchasers provided the Company with the funds as follows:

•	$275,000 was disbursed on September 12, 2006;

•	$250,000 was disbursed on October 4, 2006 and

•	$250,000 was disbursed on November 6, 2006.

The secured convertible notes bear interest at 8%, unless the Company’s common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such, these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company’s option, in any month where the current stock price is below the Initial Market Price which is $0.30, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. If the registration statement is not declared effective within 120 days from the date of filing, the Company is required to pay liquidated damages to the Purchasers. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares of common stock or cash, at the Company’s election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The warrants shares carry the same registration rights as the shares underlying the convertible notes.

In connection with the closing on September 12, 2006 of the first tranche of $275,000 of convertible notes and warrants for 20,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion options on the date of issuance of the notes was $207,456 for September 12, 2006, $402,174 on October 4, 2006 and $290,541 on November 6, 2006. The fair value of the warrants on the date of issuance was $3,662,522. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $3,594,978 charge which is included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. In the 2nd and 3rd tranche, on October 4, 2006 and November 6 2006 the fair value of the conversion option exceeded the face value of the convertible notes. The Company recorded charges of $152,174 and $40,541 respectively, which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible notes were recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

On October 31, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes; and (ii) warrants to purchase 40,000,000 shares of the Company’s common stock.

The Purchasers are obligated to provide the Company with the funds as follows:

•	$1,000,000 was disbursed on October 31, 2006;

•	$1,000,000 was disbursed on February 27, 2007.

The secured convertible notes bear interest at 8%, unless the Company’s common stock is greater than $0.10 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such, these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company’s option, in any month where the current stock price is below the Initial Market Price, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term “Initial Market Price” means the volume weighted average price of the Common Stock for the five trading days immediately preceding the closing which was $0.069.

The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the Company’s election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.08 per share. The warrants shares carry the same registration rights as the shares underlying the convertible notes.

In connection with the October 31, 2006 Securities Purchase Agreement, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion options on the date of issuance of the notes was $750,000 on October 31, 2006 and $2,000,000 on February 23, 2007. The fair value of the warrants on the date of issuance was $1,320,000 and $840,000 respectively. On October 31, 2006 the fair value of the conversion options and warrants exceeded the face value of the convertible notes; the Company recorded a $1,070,000 charge which is included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. On February 23, 2007, the fair value of the conversion options and warrants exceeded the face value of the convertible notes and the Company will record a $1,840,000 charge in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options in the 1st quarter 2007. The convertible notes were recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

Pursuant to the November 14, 2005, September 12, 2006 and October 31, 2006 Securities Purchase Agreements, the Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreements. The market price is determined by averaging the last reported sale prices for the Company’s shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company’s principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

Under the terms of the November 2005, September 2006 and October 2006 Securities Purchase Agreements, the full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. Events of default include:

1.	The Company fails to pay the principal or interest on convertible note.

2.	The Company fails to issue shares of its common stock to the purchasers upon notice of conversion.

3.	The Company fails to timely file Registration statement in accordance with the terms of the note.

4.	The Company breaches any material covenant contained in the Securities Purchase Agreements.

5.	Breach of representations or warranties by the Company which result in a material adverse effect on the rights of the purchasers.

6.	The Company grants a security interest of its assets to another entitiy or creditor.

7.	Any judgment filed against the Company for more than $50,000 will remain unbonded unless agreed to by the purchasers.

8.	Bankruptcy, insolvency reorganization or liquidation filed by or against the Company.

9.
The Company fails to maintain the listing of its common stock on at least one of the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, or the American Stock Exchange.

In addition, the Company granted the Purchasers a security interest in substantially all of the Company’s assets and intellectual property. In the event that the Company defaults on the November 2005, September and October 2006 Securities Purchase Agreements, the investors could take a first priority security interest in all of the Company’s goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on the Company’s business prospects.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option is valued at its intrinsic value because of the 40% discount to current market prices of the Company's common stock and the detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock price ($0.04), applicable volatility rates (140.46% - 172.89%), remaining contractual life (2.96 yrs.- 9.0 years) and the period close risk free interest rate for the instruments expected remaining life (4.60% - 4.82%) are the key assumptions used in the valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the conversion option for the years ended December 31, 2006 and 2005 was a charge of $5,185,731 and $278,889, respectively.

As of December 31, 2006, the secured convertible notes issued pursuant to the Securities Purchase Agreements mature as follows:

For the Year Ending	Note
December 31,	Amount
2008	$988,919
2009	3,875,000
Total	$4,863,919

NOTE 8 - Stockholders’ Equity

Initial Capitalization and Founders’ shares

In February 1997 and March 1998, the Company issued to its founders 10,301,259 and 2,710,858 shares of common stock, respectively, for an aggregate of $6,050 including technology rights (valued at $4,400) transferred to the Company.

Stock Splits and Recapitalization

In August 1998, the Company’s board of directors approved a 2.2 for 1 stock split on its common stock and in June 2001, the Company’s board of directors approved a 3 for 1 stock split on its common stock. On December 19, 2003, the Company completed the recapitalization transaction with Promos, Inc. This resulted in the issuance of 2.054 shares of Promos, Inc. (subsequently renamed OmniCorder Technologies, Inc.) for each outstanding share of the original OmniCorder, and the corresponding adjustment of the number of options and warrants and their exercise prices. All share information in the accompanying financial statements have been retroactively restated to reflect such stock splits and the Recapitalization.

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

In April 1999, the Company issued 945,282 shares of common stock at a price of $1.14 per share for aggregate proceeds of $1,074,000. The Company’s former chief financial officer purchased 184,831 of these shares.

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

Series A Convertible Preferred Stock

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,161,249 to deficit accumulated during the development stage in fiscal 2004. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were issued by the subscription rights offering consummated on August 10, 2005, the conversion price of its series A convertible preferred stock was reduced to $0.50 per share and the exercise price of the warrants was reduced to $0.50 per share. As a result of the reduction in the series A convertible preferred stocks conversion price, the Company recorded a non-cash charge of approximately $703,000 during the third quarter of 2005 in accordance with EITF 00-27. On October 28, 2005, as anti-dilution protection, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock to the December 2004 private placement investors. The warrants have an exercise price of $0.75 per share and will expire August 9, 2010. The Company recorded a deemed dividend charge of $449,500 for the fair value of those warrants during fiscal 2005. As a result of the issuance of the secured convertible notes and warrants under the November 14, 2005, September 12, 2006 and the October 31, 2006 Securities Purchase Agreements, the series A preferred stock conversion price was reduced pursuant to the anti-dilution clause of the certificate of designation.

Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series A preferred stock converted into 2 shares of common stock. With each tranche of the November 2005 Securities purchase Agreement, anti-dilution provision was triggered on November 14, 2005, January 4, 2006, May 10, 2006 and July 24, 2006 reducing the conversion price of the series A preferred stock to $0.44, $0.39, $0.36 and $0.34 per share respectively. On September 12, 2006 and October 31, 2006, the Company entered into new Securities Purchase Agreements with the purchasers which further triggered anti-dilution. On September 12, 2006, October 4, 2006, October 31, 2006, and November 6, 2006, the conversion price of the series A preferred stock was reduced further to $0.33, $.31, $0.21 and $0.18 per share, respectively. The original investment price of $1.00 per share for the series A preferred stock is divided by the $0.18 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 5.56 shares of common stock for a total of 10,293,912 shares of common stock. On February 23, 2007, the conversion price of the series A preferred stock was reduced further to $0.11 per share. The original investment price of $1.00 per share for the series A preferred stock is divided by the $0.11 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 9.09 shares of common stock for a total of 19,405,432 shares of common stock. The conversion price of the Series A preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at the Company’s option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of its common stock on the American Stock Exchange or Nasdaq Capital Market or, if not traded on such exchange or market, on the OTC Bulletin Board). Holders of series A preferred stock were issued 301,423 shares of series A preferred stock. The 10-day volume-weighted average price of our common stock was $0.206. The Company inadvertently issued an additional 183,869 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. On December 12, 2006, the Board of Directors voted to allow the stockholders to retain the additional shares of preferred stock that were issued as dividends. On December 12, 2006, the Board of Directors approved the payment of dividends in series A preferred stock to the holders of record as of December 15, 2006. On January 2, 2007 holders of series A preferred stock were issued 283,388 shares of series A preferred stock as dividends. The 10 day volume-weighted average price of our common stock was $0.047.

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series A convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series A convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series A convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series A convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series A convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $586,182. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $135,037. Excess of fair value over the dividend payable of $60,600 was recorded as a charge of $74,437 in the statement of operation in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $611,839 and $16,205 for the change in fair value for the years ended December 31, 2006 and 2005, respectively, in its statement of operations. The fair value of the Series A conversion option was $125,586 and $602,387 at December 31, 2006 and 2005 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.04), applicable volatility rates (172.99%), remaining contractual life (0.95 years) and the period close risk free interest rate for the instruments remaining contractual life (5.00%).

Proprietary Rights Offering

On August 10, 2005 the Company consummated a subscription rights offering to existing stockholders of the Company, for which the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock convertible originally on a one-to-one basis into shares of the Company's common stock and five year warrants to purchase 703,934 shares of common stock. In accordance with EITF 00-27, the Company recorded a non-cash charge of approximately $420,000 during fiscal 2005 associated with the sale of our series B convertible preferred stock. The charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of the Company’s common stock issuable pursuant to the conversion terms on the date of issuance. As a result of the issuance of the secured convertible notes and warrants under the November 14, 2005, September 12, 2006 and the October 31, 2006 Securities Purchase Agreements, the series B preferred stock conversion price was reduced pursuant to the anti-dilution clause of the certificate of designation.

Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series B preferred stock converted into 1 shares of common stock. With each tranche of the November 2005 Securities purchase Agreement, anti-dilution provision was triggered on November 14, 2005, January 4, 2006, May 10, 2006 and July 24, 2006 reducing the conversion price of the series B preferred stock to $0.44, $0.39, $0.36 and $0.34 per share respectively. On September 12, 2006 and October 31, 2006, the Company entered into new Securities Purchase Agreements with the purchasers which further triggered anti-dilution. On September 12, 2006, October 4, 2006, October 31, 2006, and November 6, 2006, the conversion price of the series B preferred stock was reduced further to $0.33, $.31, $0.21 and $0.18 per share, respectively. The original investment price of $0.50 per share for the series B preferred stock is divided by the $0.18 per share and result in the conversion of every 1 share of series B preferred stock held can be converted into 2.78 shares of common stock for a total of 3,706,964 shares of common stock. On February 23, 2007, the conversion price of the series B preferred stock was reduced further to $0.11 per share. The original investment price of $0.50 per share for the series B preferred stock is divided by the $0.11 per share and result in the conversion of every 1 share of series B preferred stock held can be converted into 4.55 shares of common stock for a total of 7,692,157 shares of common stock. The conversion price of the Series B preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

Holders of our series B preferred stock are entitled to receive a cumulative dividend of 7% per year, payable annually in cash or, at the Company’s option, in additional shares of series B preferred stock (computed on the basis of the 10-day volume-weighted average price of its common stock on the American Stock Exchange or Nasdaq Capital Market or, if not traded on such exchange or market, on the OTC Bulletin Board). The holders of series B preferred stock were issued of 76,467 shares of series B preferred stock. The Company inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. On December 12, 2006, the Board of Directors voted to allow the stockholders to retain the additional shares of preferred stock that were issued as dividends. On December 12, 2006, the Board of Directors approved the payment of dividends in series B preferred stock to the holders of record as of December 15, 2006. On January 2, 2007 holders of series B preferred stock were issued 357,152 shares of series B preferred stock as dividends. The 10 day volume-weighted average price of our common stock was $0.047.

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 7) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series B convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series B convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series B convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series B convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series B convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $244,533. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $192,168 and $6,790 for the change in fair value for the years ended December 31, 2006 and 2005, respectively, in its statement of operations. The fair value of the Series B conversion option is $67,096 and $251,293 December 31, 2006 and 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.04), applicable volatility rates (161.62%), remaining contractual life (1.61 years) and the period close risk free interest rate for the instruments remaining contractual life (4.82%).

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

On July 25, 2005, the Company signed a non-exclusive finder's fee agreement with Trilogy Capital Partners, Inc. (“Trilogy”). Trilogy agreed to act as finder to seek financing and other strategic relationships for the Company. Under this agreement, if the Company received any financing from a qualified introduction during the fee agreement period, the Company would be required to pay Trilogy a cash finder's fee equal to 10% of the gross proceeds of the financing. The fee period commenced the date of the agreement and was to terminate one year following the termination of Trilogy as finder. Either Trilogy or the Company could terminate the agreement at any time. There are no assurances that Trilogy will be able to locate suitable investors or that the Company will close a transaction with investors introduced by Trilogy.

On September 14, 2005, the Company finalized a Letter of Engagement with Trilogy pursuant to which Trilogy agreed to implement a marketing program, and, to the extent the Company requested, to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement had an initial term of 12 months and was terminable by the Company or Trilogy at any time thereafter upon 30 days' prior written notice. For their services Trilogy was to be paid $12,500 per month and was issued 2,400,000 warrants to purchase shares of the Company's common stock.. Each warrant represents the right to purchase one share of the Company's common stock for $0.50 per share at any time through the third year of issuance. The warrants had an estimated fair value of $600,000 on the date of issuance and were recorded in general and administrative expense during the quarter ended September 30, 2005. The Company agreed to support the marketing program set up by Trilogy with a budget of not less than $200,000. On October 31, 2005, Trilogy notified the Company that it has resigned the engagement.

On November 17, 2005, the Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on June 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. The terms of the Settlement Agreement are that the Company agreed to pay Trilogy 3% of the gross proceeds they receive from the Securities Purchase Agreement the Company entered into on November 14, 2005 with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) 4,000,000 warrants. The Company also agreed to pay Trilogy $1,664 for marketing costs and $6,250 for fees under the Letter of Engagement from the period October 14, 2005 through November 1, 2005. Trilogy agreed to return and relinquish all rights, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. The Company paid $93,000 related to this settlement as of December 31, 2006 with $42,000 allocated to the recovery of warrants.

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of the Company’s common stock.

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

Pursuant to an amended Finder's Fee Agreement, between Axiom and the Company, Axiom received five year warrants to purchase 378,445, 395,310, 173,580 and 133,776 shares of our common stock at an exercise price of $0.65 per share on November 14, 2005, January 4, 2006, May 10, 2006 and July 24, 2006, respectively. The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants are issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the first tranche, second tranche, and the first and final advance of the third tranche, respectively. The Company recorded the fair value of the warrants as deferred financing costs and amortizes the expense on a straight line basis over the term of the loan.

On September 12, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $775,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the Company’s common stock.

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

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company’s principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom will earn a finders fee of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 will be paid in November 2006. In addition, Axiom has received five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006. (see Note 7). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.068 for the 1st tranche, 2nd tranche, and the final tranche, respectively. The Company recorded the fair value of the warrants as deferred financing costs and amortizes the expense on a straight line basis over the term of the loan.

On October 31, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes and (ii) warrants to purchase 40,000,000 shares of the Company’s common stock.

The warrants are issued pro rata upon each investment tranche.  On each October 31, 2006 and February 23, 2007 the Purchasers received 20,000,000 warrants. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.08 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement . The market price is determined by averaging the last reported sale prices for the Company’s shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company’s principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between the Company and Axiom, Axiom will earn a finders fee of $130,000 in cash in which $65,000 for the 1st tranche has been accrued on our financial statement for the year ended December 31, 2006 and $65,000 will be accrued on our financial statement for the quarter ended March 31, 2007. In addition, Axiom will receive five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after April 9, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069and $0.045 for the 1st tranche and final tranche, respectively. The Company recorded the fair value of the warrants as deferred financing costs and amortizes the expense on a straight line basis over the term of the loan.

The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. Because of this, the Company would not have sufficient authorized shares to settle exercises of the warrants issued to the Purchasers or Axiom on the date of issuance. In addition, the underlying shares of the Purchasers warrants were subject to the liquidating damages provisions of the Registration Rights Agreement. If the registration statement that was filed by the Company is not declared effective within 120 days from November 14, 2005 or fails to maintain effectiveness of the registration statement then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In accordance with the provisions of EITF 00-19 both the Purchasers and Axiom warrants were recorded as liabilities at their fair values on the date of issuance of $160,048 and $60,569, respectively. In January 2006, the warrants issued to both the Purchasers and Axiom in connection with the 2nd tranche was recorded as liabilities at their fair values on the date of issuance of $157,000 and $62,064, respectively. On May 10, 2006, the warrants issued to both the Purchasers and Axiom in connection with the advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $109,200 and $31,592, respectively. On July 24, 2006, the warrants issued to both the Purchasers and Axiom in connection with the final advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $122,879 and $32,909, respectively. In connection with the September 12, 2006 Securities Purchase Agreement the warrants issued to both the Purchasers and Axiom in connection with the 1st tranche were recorded as liabilities at their fair values on the date of issuance of $3,662,522 and $16,882, respectively. On October 4, 2006 and November 6, 2006, the warrants issued Axiom in connection with the 2nd and 3rd tranche were recorded as liabilities at their fair values on the date of issuance of $19,226 and $17,636, respectively. In connection with the October 31, 2006 Securities Purchase Agreement the warrants issued to the Purchasers were recorded as liabilities at their fair values on the date of issuance of $1,320,000.

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

On January 30, 2006, Company entered into a settlement agreement and mutual release (“Settlement Agreement”) with Lockheed Martin (“Lockheed”). (See Note 11 - Litigation) Under the terms of the Settlement Agreement, the Company agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company’s common stock at $0.65 per share. Because of the convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement (See Note 7), the Company might not have sufficient authorized shares in the future to settle exercises of these issued warrants. Under the guidance of EITF 00-19, the Company classified these warrants as liability based on their fair value of $94,500 on the date of grant.

The Company re-measured the fair value of all its issued warrants at December 31, 2006. The change in fair value for the years ended December 31, 2006 and 2005, were gains of $4,870,913 and $21,779, respectively. The change of fair value is reported in the Company’s statement of operations. The fair value of the warrants was $1,654,337 and $878,708 at December 31, 2006 and 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of the Company's common stock ($0.04), remaining contractual life (from .01 - 9.00 years), applicable volatility rates (140.46% - 172.89%) and the period close risk free interest rate for the instruments remaining contractual life (4.70% - 4.75%).

As of December 31, 2006 and 2005, the Company had warrants outstanding to purchase an aggregate of 49,172,719 and 5,547,776 common shares respectively.

Bridge Financing

On August 31, 1998, the Company sold an aggregate of $750,000 of 10% Exchangeable Senior Bridge Notes (“Bridge Notes”) to accredited investors. The net proceeds of the Bridge Notes were approximately $602,500 after the payment of offering costs of $147,500. The Company issued warrants to purchase 1,540,260 shares of common stock at an exercise price of $.97 per share. Included in the Bridge Financing is $150,000 of Bridge Notes and 308,052 warrants with related parties. The Company allocated $329,625 of the gross proceeds to the Bridge Warrants based on estimated fair value, which resulted in $329,625 of original issue discount and a corresponding amount of additional paid-in capital.

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

For the year ended December 31, 2006 and 2005, under the 1998 stock option plan, options to purchase 3,423,380 and 3,841,493 shares of common stock were outstanding, respectively. These options have exercise prices ranging from $0.55 to $4.00 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

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

As of December 31, 2006 4,850,555 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 4,520,555 were stock option grants. As of December 31, 2005, 3,213,000 awards have been granted under the 2005 Plan, of which 330,000 were restricted stock grants and 2,883,000 were stock options. On March 14, 2006, the Company granted 30,000 stock options to purchase 30,000 shares of its common stock from its 2005 Incentive Plan to each of its outside Board of Directors in lieu of cash payment for their participation, attendance at meetings and service to the Company for the first nine months of 2006. These 10-year stock options vest immediately and have an exercise price of $0.24 per share. Each outside director was also granted 150,000 stock options to purchase shares of common stock from the Company’s 2005 Incentive Plan for their service to the Company in 2006. The 10-year stock options vest immediately and have an exercise price of $0.24 per share. The Company’s audit committee chairperson will receive 30,000 stock options to purchase 30,000 shares of its common stock at an exercise price of $0.24 per share from the Company’s 2005 Incentive Plan. In aggregate, the 1,110,000 options granted to the outside members of the Board of Directors had a fair value of $233,100 on the date of the grant. On the same date, the Board of Directors granted the Company’s Senior Vice President stock options to purchase 667,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The stock option vests over a three-year period with 25% vesting immediately and the balance vesting equally over each remaining year. In aggregate, the fair value of the stock options issued to the Company’s Senior Vice President was $124,062 on the date of the grant. On September 18, 2006, the Company granted stock options to purchase 160,555 shares of its common stock to an individual who was appointed to the Board of Directors at the June 26, 2006 annual meeting. Of the stock options granted, the stock option execisable into 150,000 shares of its common stock for his service to the Company in 2006 and the stock option exercisable into 10,555 shares of its common stock in lieu of cash payment for his participation, attendance at meetings and service to the Company from June 26, 2006 to September 30, 2006. The 10-year stock options vest immediately and have an exercise price of $0.28 per share. The fair value of the options on the date of grant was $21,996. The fair value of the option grants have been recorded as a compensation charge in accordance with SFAS 123(R). The Company used the Black Scholes Valuation model to determine fair value. For the 2006 grants, the significant assumptions used include the closing price of the Company's common stock on the date of grant ($0.16 - $0.24), applicable volatility rates (131.12% - 131.47%), expected life (3.5 - 5.0 years) and the period close risk free interest rate for the instruments expected life (4.680%-4.79%).

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 7). Because of this, the Company might not have sufficient authorized shares in the future to settle exercises of its non-employee issued stock options. Under the guidance of EITF 00-19, share settlement of the Company's non employee issued stock options could no longer considered to be within the their control. The Company reclassified these non-employee stock options to a liability based on the fair value of the stock options on November 14, 2005 of $104,927. The Company re-measured the fair value of the non-employee stock options. For the years ended December 31, 2006 and 2005, a gain of $94,935 and $444, respectively, was recorded as a change in fair value in its statement of operations. The fair value of the Company's non-employee stock options was $9,548 and $104,483 at December 31, 2006 and 2005, respectively. The Company used the Black Scholes Valuation model to determine the fair value. The significant assumptions used include the actual period closing price of the Company's common stock ($0.04), applicable volatility rates (139.87% - 182.89%), remaining contractual life (0.01 -3.67 years) and the period close risk free interest rate for the instruments remaining contractual life (4.74%-5.00%).

A summary of activity under the stock option plans is as follows:

	December 31, 2006				December 31, 2005
		Weighted		Weighted		Weighted		Weighted
		Average	Aggregate	Average		Average	Aggregate	Average
		Exercise	Intrinsic	Grant Date		Exercise	Intrinsic	Grant Date
	Shares	Price	Value	Fair Value	Shares	Price	Value	Fair Value
Outstanding, beginning of year	6,724,490	$0.94	—	—	3,039,875	$0.73	—	—
Options granted	1,937,555	0.26	—	0.20	4,305,500	0.83	—	0.27
Options exercised	—	—	—	—	(5,218)	0.55	—	—
Options forfeited	(718,110)	1.29	—	—	(615,667)	2.24	—	—
Outstanding, end of year	7,943,935	$0.74			6,724,490	$0.94
Exercisable, end of year	7,409,248	$0.77			6,671,240	$1.06

The following table summarizes stock option information as of December 31, 2006:

Weighted Average	Number Outstanding	Weighted Average	Options
Exercise	at December 31,	Remaining	No. Exercisable
Prices	2006	Contractual life	12/31/06

$ 0.24	1,110,000	9.21	1,110,000
$ 0.28	160,555	9.72	160,555
$ 0.30	667,000	4.20	166,750
$ 0.30	1,000,000	8.82	1,000,000
$ 0.55	162,659	1.27	162,659
$ 0.66	200,000	3.49	200,000
$ 0.92	13,500	3.49	13,500
$ 0.97	1,379,527	1.32	1,379,527
$ 1.000	2,654,500	8.06	2,623,250
$ 1.13	264,925	3.67	264,925
$ 1.200	13,500	3.49	13,500
$ 1.375	250,000	6.75	250,000
$ 2.43	24,644	0.25	24,644
$ 3.75	6,000	3.49	6,000
$ 4.00	37,125	4.05	33,938
	7,943,935	3.89	7,409,248

The following tables summarize unvested stock option information as of December 31, 2006:

		Weighted- Average
		Exercise
Nonvested Shares	Shares	Price
Nonvested, January 1, 2006	53,250	$1.36
Granted	1,937,555	$0.26
Vested	1,456,118	$0.25
Forfeited	—	—
Nonvested, December 31. 2006	534,687	$0.36

	Number Outstanding	Weighted Average	Unvested
Exercise	at December 31	Remaining	Options
Prices	2006	Contractual life	12/31/06
$0.30	667,000	4.20	500,250
$1.00	62,500	3.13	31,249
$4.00	12,750	2.33	3,188
	742,250	2.90	534,687

A summary of stock warrant activity is as follows:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	5,547,776	$0.78	1,915,397	$1.06
Warrants granted	43,843,132	0.23	6,032,379.63
Warrants exercised	(218,189)	1.50	—	—
Warrants forfeited	—	—	(2,400,000)	.50
Warrants expired	—	—	—	—
Outstanding, end of year	49,172,719	$0.29	5,547,776	$0.78
Exercisable, end of year	49,172,719	$0.29	5,547,776	$0.78

The following table summarizes warrants information as of December 31, 2006:

	Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted	Warrants Number Exercisable
	at	Remaining	Average	at
Exercise	December 31,	Contractual	Exercise	December 31,
Prices	2006	Life	Price	2006
$0.08	20,000,000	6.84	$0.08	20,000,000
$0.30	20,000,000	6.70	$0.30	20,000,000
$0.50	465,000	2.96	$0.50	465,000
$0.65	3,843,132	4.93	$0.65	3,843,132
$0.65	1,378,445	3.87	$0.65	1,378,445
$0.75	1,550,000	3.61	$0.75	1,550,000
$0.75	703,934	3.61	$0.75	703,934
$0.97	1,232,208	5.67	$0.97	1,232,208
	49,172,719	6.34	$0.29	49,172,719

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

The Company issued warrants to purchase 218,189 shares of its common stock to lead investors in its December 19, 2003 Private Placement (Note 8). These warrants were immediately exercisable at $1.50 per share through December 19, 2006. These warrants expired unexercised.

The Company issued warrants to purchase 465,000 shares of its common stock to investors in its December 14, 2004 Private Placement (Note 8). These warrants were immediately exercisable at $1.10 per share through December 14, 2009. In August 2005, the exercise price of the warrants was reduced to $0.50 per share after the consummation of the rights offering pursuant to anti dilution provision. In October 2005, the investors in the December 2004 private placement received an additional 1,550,000 warrants to purchase the Company's common stock with an exercise price of $0.75, which expire on August 9, 2010.

The Company issued warrants to purchase 703,934 shares of its common stock to investors in its Proprietary Rights Offering August 10, 2005 (Note 8). These warrants are immediately exercisable at $0.75 per share through August 9, 2010.

The Company issued warrants to purchase an aggregate of 3,100,000 shares of its common stock to the Purchasers in the Securities Purchase Agreement with each investment tranche on November 15, 2005, January 4, 2006, May 10, 2006 and July 24, 2006. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.65 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

The Company issued warrants to purchase 378,445, 395,310, 173,580, and 133,776 shares of its common stock to Axiom pursuant to an amended Finder's Fee Agreement on November 15, 2005, January 4, 2006, May 10, 2006 and July 24, 2006, respectively. The warrants are exercisable into common stock at an exercise price of $0.65 per share for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price of (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the first, second, third and final tranche respectively.

On September 12, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers and issued warrants to purchase 20,000,000 shares of the Company’s common stock. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Pursuant to the amended Finder's Fee Agreement, between Axiom and the Company, Axiom received five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006. (see Note 9). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.068 for the 1st tranche, 2nd tranche, and the final tranche, respectively.

On October 31, 2006, the Company entered into a new Securities Purchase Agreement with the Purchasers and issued warrants to purchase 20,000,000 shares of the Company’s common stock. On February 23, 2007, upon receiving the closing of the final tranche of $1,000,000 of the October 31, 2006 Securities Purchase Agreement, the Company issued the Purchasers warrants to purchase 20,000,000 shares of the Company’s common stock. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.08 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

After the Company entered the Securities Purchase Agreement, and in following the guidance of EITF 00-19, the Company reclassified all of its warrants issued, as a liability recorded at fair value on November 14, 2005. (See Note 8 “Warrants”). All subsequent issuances are recorded as a derivative liability at their respective fair values on date of grant. The Company will remeasure the fair value at the end of each reporting period and record the change in fair value in its statement of operation.

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

On January 30, 2006, the Company paid Lockheed $225,000 and issued 500,000 ten year warrants at an exercise price of $0.65 and a fair value of $94,500, as part of a settlement agreement and mutual release which terminates the exclusive license and definitive contract and releases the Company from any and all claims, demands and obligations. (Note 11, Commitments and Contingencies, Litigation). The Company does not believe that the termination of the license granted under the agreement with Lockheed will have a significant impact on its business. In accordance with the provisions of EITF 00-19, the warrants were recorded as a liability at fair value on the date of grant. The Company will re-measure the fair value at the end of each recording period and record the change in fair value in its statement of operation.

NOTE 11 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH (“AIM”) in the amount of 430,500 Euros or $568,000 (at the current exchange rates) as of December 31, 2006. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments

The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space which expires November 30, 2009. In addition, the Company leases office space in Mahwah, New Jersey under a 6 month lease which will expire on May 30, 2007 at a monthly rental rate of approximately $2,900.

Future annual minimum lease payments under noncancelable operating leases and arrangements as of December 31, 2006 are as follows:

For the Year Ending
December 31,	Amount
2007	74,400
2008	65,100
2009	61,800
Total	$201,300

Rent expense charged to operations for the years ended December 31, 2006 and December 31, 2005 and for period February 7, 1997 (inception) to December 31, 2006 amounted to $86,253, $66,364 and $334,866, respectively.

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

On January 30, 2006, Company entered into the Settlement Agreement with Lockheed. The Settlement Agreement terminates the Exclusive License Agreement concerning EQWIP technology the Company and Lockheed entered into on September 29, 1998 (“License Agreement”) and Definitive Contract No. 6249801 concerning the fabrication of Focal Plan Arrays that the Company and Lockheed entered into on June 24, 1998 (the “Definitive Contract”). Under the terms of the Settlement Agreement the Company agreed to pay a one-time, fully paid up license fee of $225,000 to Lockheed and the Company also agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company’s common stock for $0.65 per share. In consideration for this settlement payment, Lockheed has agreed to release the Company and terminate all prior agreements and understandings between Lockheed and the Company, including but not limited to any and all claims which relate to, arise from, or are in any manner connected to: (i) the License Agreement; (ii) the Definitive Contract; or (iii) any claimed license fees or other monetary consideration, whether accrued or not. In addition, the Company agreed to cease using any of the EQWIP technology that was the subject of the patents referenced in the License Agreement. The Company does not believe that the loss of the license granted under the agreement with Lockheed will have a significant impact on it. The fair value of the warrants issued in the settlement was $94,500 on the date of the grant.

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

On February 15, 2005, the Company moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties completed discovery and a final pretrial conference was held on August 17, 2005. On June 5, 2006 we entered into a Settlement and Release Agreement (“Agreement”) with our former Chief Financial Officer. The Agreement disposes of and resolves all disputes, claims, issues and differences between us.

The former CFO will receive the sum of $220,000 as a full and final settlement of the Action. (“Settlement Amount”). The Settlement Amount shall be paid as follows: (a) $30,000 was paid to counsel for the former CFO within five business days of the execution of this Agreement to be held in escrow until the filing of the dismissal. (b) the sum of $70,000 was paid to counsel for the former CFO on November 16, 2006 after the execution of the October 31, 2006 Security Purchase Agreement for the financing of $2,000,000 of gross proceeds, and (c) the additional sum of $120,000 shall be paid to the former CFO in twelve (12) monthly installments of $10,000, to be paid on the fifteenth (15th) of each month beginning January 15, 2007.

The Company is not aware of any other pending or threatened legal proceedings.

Employment and Consulting Agreements

On February 13, 2006, the Company entered into a letter of agreement with The Investor Relations Group, Inc. (“IRG”). Under the Agreement, on a month-to-month basis, IRG will provide investor relations services for the Company. In consideration for its services, the Company will pay IRG $10,000 per month. The Company terminated this agreement October 31, 2006. In addition, the Company delivered 325,000 restricted shares of the Company’s common stock to IRG. These shares will be restricted for a period of two years from the date of execution of the Agreement. The restricted shares had a fair value of $61,750 on the date of grant. The Company recorded the expense of the restricted stock at its fair value in its statement of operation.

On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its new President and CEO, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company has entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. The employment agreement provides that Mr. O'Connor will receive a fixed salary at an annual rate of $225,000. The Company also agreed to issue to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of the Company's common stock of the Company at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company is also obligated to pay Mr. O'Connor the balance of his prior employment contract bonus of $55,000 if unpaid as a result of his change of employment. The Company paid the $55,000 bonus to Mr. O'Connor in two equal installments, April 2005 and January 2006. Finally, based upon the attainment of specified performance goals determined by our Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor (1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant. On March 14, 2006 the Board of Directors approved a performance bonus of $28,000 in accordance with Mr. O’Connor’s employment agreement. The payment will be deferred until such time the CEO in his sole discretion, determines the Company’s financial situation supports such payment. In September 2006, all employees were asked to defer part of their salaries due to the Company’s declining financial position. After the Company entered the October 31, 2006 Securities Purchase Agreement, all employees began to receive their full compensation except for Mr. O’Connor who continues to defer approximately $2,100 per month. At December 31, 2006 the Company had recorded deferred compensation of $116,668 of which $21,996 was for Mr. O’Connor.

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, the Company announced that it entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remains a member of the Board of Directors. The agreement, which terminates Mr. Fauci's previous employment agreement with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of shareholders to continue as a Board member. The agreement also provides for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of December 31, 2006 the Company owed Mr. Fauci $80,000 in consulting fees and $525,000 for the settlement of deferred accrued salary.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations as of December 31, 2006:

Aggregate Commitment
Year ending December 31, 2007	461,500
Year ending December 31, 2008	195,000

Totals	$656,500

NOTE 12 - Related Party Transactions

Among the purchasers of the Company's series A convertible preferred stock were Jed Schutz and Joseph T. Casey, each of whom is a director of the Company. Mr. Schutz purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. Mr. Casey purchased 250,000 shares of series A convertible preferred stock for a purchase price of $250,000, and was issued warrants to purchase 75,000 shares of common stock. A former director, George Benedict invested $100,000 and received 100,000 shares of series A convertible preferred stock and warrants to purchase 30,000 shares of common stock at an exercise price of $0.50. Mr. Benedict resigned from the Company’s board effective December 31, 2005. The purchase price of the shares was determined with reference to the then current market price of the Company's common stock. In October 2005, each investor in the December 2004 private placement, as anti dilution protection, received additional five year warrants to purchase the Company's common stock at an exercise price of $0.75 per share which if unexercised will expire on August 9, 2010. Mr. Schutz and Mr. Casey each received 250,000 additional warrants. Mr. Benedict received 100,000 additional warrants.

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

On January 3, 2006 the Company issued shares of series A and series B convertible preferred stock as dividends in-kind to the holders of its series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of the Company at the close of business on the applicable record date, which was December 15, 2005. Joseph Casey, as co-trustee for the Casey Living Trust, and Jed Schutz each received 48,616 shares of series A convertible preferred stock as dividends. The Company’s former director, George Benedict received 19,447 shares of series A convertible preferred stock as dividends. Joseph Casey, as co-trustee for the Casey Living Trust was issued 8,869 shares of series B preferred stock as dividends. Jed Schutz and George Benedict each received 5,913 shares and Michael Davis received 591 shares of series B preferred stock as dividends.

On January 2, 2007 the Company issued shares of series A and series B convertible preferred stock as dividends in-kind to the holders of its series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of the Company at the close of business on the applicable record date, which was December 15, 2006. Joseph Casey, as co-trustee for the Casey Living Trust, and Jed Schutz each received 45,708 shares of series A convertible preferred stock as dividends. The Company’s former director, George Benedict received 18,283 shares of series A convertible preferred stock as dividends. Joseph Casey, as co-trustee for the Casey Living Trust was issued 42,556 shares of series B preferred stock as dividends. Jed Schutz and George Benedict each received 28,371 shares and Michael Davis received 2,827 shares of series B preferred stock as dividends.

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, the Company entered into a consulting agreement with Mark A. Fauci, a member of the board of directors. The agreement, which terminates Mr. Fauci's previous employment with the Company, provides that Mr. Fauci will perform consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expires December 2006. Mr. Fauci will be nominated at the next two annual meetings of stockholders to continue as a board member. The agreement also provides for a three-year payout schedule of the obligation to pay Mr. Fauci's deferred accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of December 31, 2006 the Company paid Mr. Fauci $320,000 for consulting fees and $100,000 for settlement of deferred salary.

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

During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of the Board of Directors was compensated $95,000 for his service in this role to the Company. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure our Board. The Company offered Dr. Davis a new consulting contract in January 2006, whereby he will provide medical and scientific expertise for the Company. Dr, Davis will be compensated $5,000 per month for his consulting services. This agreement was amended in May 2006. Dr. Davis’ compensation was reduced to $2,500 per month for June through September 2006. As of October 1, 2006 the agreement was amended and Dr. Davis’ compensation was increased to $4,000 per month. In the year ended December 31, 2006, the Company paid Dr. Davis $20,000.

NOTE 13 - Public Offering Costs

The Company discontinued its efforts to pursue an initial public offering in April 1999. The Company expensed $501,992 of costs incurred in connection with its proposed initial public offering in the year ended December 31, 1998.

NOTE 14 -Subsequent Events

On February 18, 2007, David Wright informed the Company that he was voluntarily resigning as the Company’s Vice President of Operations to pursue other opportunities, effective immediately.

On February 14, 2007, the Company filed a Prospectus pursuant to Rule 424(b)(3) with the Securities and Exchange Commission, relating to the resale by the selling shareholders (the purchasers) of up to 6,000,000 shares of its common stock underlying a portion of the secured convertible notes in a principal amount of $3,100,000 from the November 14, 2005 Securities Purchase Agreement. In accordance with the October 31, 2006 Securities Purchase Agreement, the purchasers disbursed $1,000,000 in the final tranche to the Company on February 27, 2007. From January 1, 2007 through April 9, 2007, the purchasers have converted an aggregate of $12,680 of the principal amount of the debenture for a total of 1,550,000 shares of common stock underlying the converted notes. As of April 9, 2007 the Company owes the purchasers an aggregate $5,851,238 of which $3,076,238 is for the November 2005 Securities Purchase Agreement, $775,000 is for the September 2006 Securities Purchase Agreement, and $2,000,000 is for the October 2006 Securities Purchase Agreement.

On April 9, 2007, James Wavle informed the Company that he was voluntarily resigning his position from the Company’s Board of Directors for personal reasons, effective immediately.