Form 10QSB
period 2007-03-31
Advanced BioPhotonics Inc.
filed 2007-05-15
CIK 1096182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2007	Commission file number: 0-27943

ADVANCED BIOPHOTONICS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-3386214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Wilbur Place, Suite 120 Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 9, 2007 was 34,390,972 shares.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

ADVANCED BIOPHOTONICS INC.

MARCH 31, 2007 FORM 10-QSB QUARTERLY REPORT

PART I

Item 1.  Financial Information

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,109,501	$850,061
Prepaid expenses and other current assets	182,367	243,682

Total Current Assets	1,291,868	1,093,743

Property and equipment, net	161,458	178,528
Other assets:
Equipment deposits	232,977	232,977
Deferred financing costs, net	811,926	690,379
Security deposits	15,062	15,062

TOTAL ASSETS	$2,513,291	$2,210,689

See notes to condensed financial statements.

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	March 31, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES
Notes payable	$—	$119,901
Accounts payable and accrued expenses	617,042	582,023
Professional fees payable	207,688	213,981
Accrued registration rights penalties payable	721,175	536,333
Accrued interest payable	345,365	257,797
Accrued settlement with former officers	480,000	450,000
Accrued employees compensation	110,497	116,668
Dividends payable	—	122,135

Total Current Liabilities	2,481,767	2,398,838
Convertible debentures(net of debt discount $5,233,610 and $4,324,341, respectively)	621,779	539,578
Detachable warrants	1,219,913	1,654,336
Non employee stock options	4,453	9,548
Conversion option on convertible debentures	14,596,542	4,400,688
Conversion option on series A convertible preferred stock	130,016	125,585
Conversion option on series B convertible preferred stock	67,691	67,096
Accrued settlement with former officers	135,000	195,000

Total Long Term Liabilities	16,775,394	6,991,831
Total Liabilities	19,257,161	9,390,669

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIENCY
Series A Convertible preferred stock, $.01 par value, 3,000,000 shares authorized; 2,134,811 and 1,851,423 shares issued and outstanding, respectively, liquidation preference $2,134,811 and $1,851,423, respectively	21,348	18,514
Series B Convertible preferred stock, $.01 par value, 7,000,000 shares authorized; 1,690,584 and 1,333,432 shares issued and outstanding, respectively, liquidation preference $845,292 and $666,716, respectively	16,906	13,335
Common stock, $.001 par value; 200,000,000 shares authorized; 34,567,972 issued and 31,890,972 outstanding in 2007 and 33,767,972 shares issued and 31,090,972outstanding in 2006 respectively	34,567	33,767
Additional paid-in capital	19,259,869	19,158,556
Deficit accumulated during the development stage	(36,073,883)	(26,401,475)
Treasury stock, at cost, 2,677,000 and shares issued	(2,677)	(2,677)
Total Stockholders’ Deficiency	(16,743,870)	(7,179,980)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,513,291	$2,210,689

See notes to condensed financial statements.

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		Cumulative For the Period From February 7, 1997 (inception) through March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
DEVELOPMENT REVENUES	$—	$—	$69,800
DEVELOPMENT COSTS	—	—	20,000
GROSS PROFIT	—	—	49,800
OPERATING EXPENSES
Research and development	149,083	339,433	10,034,709
Selling, general and administrative	559,367	982,875	12,764,631
Related party legal expense	—	—	544,881
Write-off of public offering costs	—	—	501,992
TOTAL OPERATING EXPENSES	708,450	1,322,308	23,846,213
OPERATING LOSS	(708,450)	(1,322,308)	(23,796,413)
OTHER EXPENSES
Change in fair value of non employee stock options, warrants and conversion options	8,607,072	3,505,237	8,346,255
Registration rights penalties	184,842	—	721,175
Interest and other expenses, net	172,044	92,760	1,628,533
NET LOSS	(9,672,408)	(4,920,305)	(34,492,376)
Series A Convertible Preferred Stock beneficial conversion feature	—	—	1,161,249
Series B Convertible Preferred Stock beneficial conversion feature	—	—	420,258
Deemed dividend on issuance of additional Series A Convertible Preferred Stock Warrants	—	—	449,500
Accumulated Dividends on Series A Convertible Preferred Stock	21,348	15,500	163,074
Accumulated Dividends on Series B Convertible Preferred Stock	14,793	11,316	82,488
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS-BASIC AND DILUTED	$(9,708,549)	$(4,947,121)	$(36,768,945)
Basic and diluted net loss per share	$(0.31)	$(0.16)
Weighted average number of shares outstanding	31,300,972	30,571,761

See notes to condensed financial statements.

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Three Months Ended March 31,2007

										Deficit
										Accumulated
					Series A		Series B		Additional	During the
	Common Stock		Treasury Stock		Preferred Stock		Preferred Stock		Paid-in-	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at January 1, 2007	33,767,972	33,767	(2,677,000)	(2,677)	1,851,423	18,514	1,333,432	13,335	19,158,556	(26,401,475)	(7,179,980)

Issuance of dividends on series A Convertible
Preferred Stock to settle accrued dividends	—	—	—	—	283,388	2,834	—	—	71,223	—	74,057
Issuance of dividends on series B Convertible	—	—	—	—	—	—	—	—	—	—	—
Preferred Stock to settle accrued dividends	—	—	—	—	—	—	357,152	3,571	44,507	—	48,078
Reclass of conversion option on preferred shares	—	—	—	—	—	—	—	—	(46,732)	—	(46,732)
issued to settle dividends	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible debenture to common stock	800,000	800	—	—	—	—	—	—	7,733	—	8,533
Reclass of the fair value of the conversion option	—	—	—	—	—	—	—	—	—	—	—
upon conversion of debenture	—	—	—	—	—	—	—	—	9,200	—	9,200
Stock option compensation expense	—	—	—	—	—	—	—	—	15,382	—	15,382
Net Loss	—	—	—	—	—	—	—	—	—	(9,672,408)	(9,672,408)
										—
Balance at March 31, 2007 (Unaudited)	34,567,972	34,567	(2,677,000)	(2,677)	2,134,811	21,348	1,690,584	16,906	19,259,869	(36,073,883)	(16,743,870)

See notes to condensed financial statements

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,		Cumulative For the Period From February 7, 1997 (inception) through March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,672,408)	$(4,920,305)	$(34,492,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,070	21,002	997,614
Loss on disposal of net assets	—	—	20,584
Unrealized loss from foreign currency transactions	—	—	19,271
Warrants issued to related party for legal services	—	—	95,000
Warrants and stock options compensation expense	15,382	394,276	2,532,627
Issuance of common stock as compensation	—	64,030	774,530
Amortization of original issue discount	—	—	329,625
Amortization of deferred financing costs	88,214	34,120	486,492
Amortization of debt discount on convertible debentures	90,731	32,394	323,541
Write off of deferred offering costs	—	—	37,000
Change in fair value of non-employee stock options, warrants and conversion options	8,607,072	3,505,237	8,346,255
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,315	58,338	380,150
Other assets	—	—	(149,307)
Accounts payable and accrued expenses	35,019	42,774	950,303
Professional fees payable	(6,293)	19,680	68,626
Accrued license fees	—	(323,000)	94,500
Accrued interest payable	87,568	72,515	365,030
Accrued employee compensation	(6,171)	—	110,497
Accrued registration right payable	184,842	—	721,175
Accrued settlement with former officers	(30,000)	(30,000)	615,000

NET CASH USED IN OPERATING ACTIVITIES	(527,659)	(1,028,939)	(17,373,863)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	—	(60,702)	(1,294,809)

CASH FLOWS FROM FINANCING ACTIVITIES

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,		Cumulative For the Period From February 7, 1997 (inception) through March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Proceeds from (costs of) issuance of common stock	—	—	12,522,477
Net proceeds from issuance of Series A preferred stock	—	—	1,518,928
Net proceeds from issuance of Series B preferred stock	—	—	491,688
Proceeds from issuance of warrants	—	—	40,000
Proceeds from options exercised	—		44,880
Issuance of bridge note payable	—	—	1,025,000
Payment of deferred financing costs	(73,000)	(122,032)	(660,154)
Proceeds from convertible debenture, net	980,000	980,000	5,615,000
Repayment of notes payable	(119,901)	(57,192)	(819,646)

NET CASH PROVIDED BY FINANCING ACTIVITIES	787,099	800,776	19,778,173

NET INCREASE(DECREASE) IN CASH	259,440	(288,865)	1,109,501

CASH AND CASH EQUIVALENTS -Beginning	850,061	868,363	—

CASH AND CASH EQUIVALENTS - Ending	$1,109,501	$579,498	$1,109,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:

Interest	$1,072	$5,457	$977,068
Income Taxes	—	—	4,509

Non cash investing and financing activities:

Conversion of bridge notes	—	—	1,065,625
Conversion of accounts payable to notes payable	—	—	237,861
Insurance premiums financed using a note	—		745,257
Cashless exercise of stock options resulting the issuance of 27,399 shares of common stock.	—	—	27
Issuance of collateral shares in Company’s name	—	—	2,677
Beneficial conversion charge attributable to Series A preferred stock	—	—	1,161,249
Beneficial conversion charge attributable to Series B preferred stock	—	—	420,258
Deemed dividend on issuance of warrants to series A preferred stockholders	—	—	449,500
Dividends accrued on preferred stock	—	—	199,864

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

For the Three Months ended March 31,		Cumulative For the Period From February 7, 1997 (inception) through March 31,
2007	2006	2007
(Unaudited)	(Unaudited)	(Unaudited)
Settlement of accrued dividend by issuance of Preferred stock	122,135	—	199,864
Recovery of Trilogy warrants	—	—	44,000
Conversion option liability on the convertible debenture	2,000,000	851,852	6,101,883
Reclassification of conversion option liability on convertible preferred stock	(46,732)	152,166	774,825
Reclassification of non-employee stock option	—	—	104,927
Detachable warrants liability - convertible debenture	840,000	157,000	6,371,780
Reclassification of detachable warrants	—	—	636,412
Warrants issued to settle license fee	—	—	94,500
Detachable warrants issued as deferred financing costs	116,761	62,064	357,640
Reclassification of conversion option on debenture to equity	9,200	—	(5,884)
Conversion of debenture to common stock	8,530	—	19,612

See notes to condensed financial statements.

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements (unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

NOTE 2 - Summary of Significant Accounting Policies

Accounting Policies

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company’s financial statements as filed in its Annual Report on Form 10-KSB for the year ended December 31, 2006. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Management’s Liquidity Plans

Management estimates that the Company will require additional cash resources during 2007, based upon its current operating plan and condition. As of May 1, 2007, the Company anticipates that its cash requirements to fund these activities as well as other operating or investing cash requirements over the next 4 months will be greater than its current cash on hand. The Company is currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. If the Company is unable to obtain sufficient funds in the next 4 months, the Company will further reduce the size of its organization and may be forced to reduce and/or curtail its production and operations, all of which could have a material adverse impact on its business prospects. In the event that the Company cannot raise additional capital and the Company defaults on the November 2005, September and October 2006 Securities Purchase Agreements, the investors could take a first priority security interest in all of its goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on the Company’s business prospects. The Company’s success depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR® system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As of March 31, 2007, the Company had cash balances and working capital deficit of $1,109,501 and $1,189,899, respectively, and total stockholders’ deficiency of $16,743,870. At May 1, 2007, the Company had approximately $853,000 in cash balances.

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through March 31, 2007 of $36,073,883 and cash flows used in operating activities during the development stage of $17,373,863. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities.

On December 14, 2004, the Company received gross proceeds of $1,550,000 in a completed a private placement of 1,550,000 shares of its series A convertible preferred stock. (See Note 5 Series A Convertible Preferred Stock) The Company issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of its common stock at an exercise price of $1.10 per share which expire December 14, 2009. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering, the warrant exercise price was reduced to $0.50 per share. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company’s option, additional shares of series A convertible preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. The Company could receive an additional $1,395,000 if all of the warrants issued to the investors in the December 2004 private placement are exercised. There can be no assurance as to how many, if any, warrants will be exercised.

On August 10, 2005, the Company consummated a subscription rights offering to existing stockholders of the Company. (See Note 5, Proprietary Rights Offering) The Company distributed to holders of its common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. At the closing of the subscription rights offering on August 10, 2005, the Company received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at the Company’s option, additional shares of series B convertible preferred stock. The warrants have an exercise price of $0.75 per share and will expire August 10, 2010. The Company could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many, if any, warrants will be exercised.

On November 14, 2005, September 12, 2006 and October 31, 2006 the Company entered into Securities Purchase Agreements with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC (“the Purchasers”) for the sale of an aggregate $5,875,000 in secured convertible notes and an aggregate of 63,100,000 warrants to purchase shares of the Company’s common stock.. The secured convertible notes mature in 2.9 years at various dates through February 23, 2010. (See Note 4).

The secured convertible notes bear interest at 8%. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. At the Company’s option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets and intellectual property. The Company was required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. On August 17, 2006, the Company withdrew the Registration Statement. The Company filed a new registration statement on September 13, 2006, with amendments filed December 8, 2006, January 11, 2007, February 8, 2007 and February 13, 2007 in accordance with the September 5, 2006 amended Securities Purchase Agreement. The SEC declared the registration statement effective February 13, 2007. Because the registration statement had not been declared effective within 120 days from November 14, 2005, the Company accrued liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares of common stock or cash. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, it will be required to pay liquidated damages in shares or cash, at its election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of March 31, 2007, the Company has accrued approximately $721,000 in liquidated damages. The Company will continue to accrue liquidated damages because all of shares underlying the convertible notes and warrants were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $574,000 (430,500 euros) as of March 31, 2007. These components utilize Quantum Well Infrared Photodetectors (“QWIP”) technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

The Company does not currently have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include management’s judgments associated with deferred income tax valuation allowance, valuation of derivative liabilities and the capitalization and depreciation of long-term assets. Actual results could differ from those estimates.

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

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the quarters ended March 31, 2007 and 2006, the Company recorded a charge of $8,607,072 and $3,505,237 respectively, as a result of the change in fair value of these derivative instruments as follows:

	Quarter	Quarter
	Ended	Ended
	March 31, 2007	March 31, 2006

Conversion option on convertible debenture (see Note 4)	$10,045,057	$1,765,109
Conversion option on Series A convertible preferred stock (see Note 5)	(21,252)	687,810
Conversion option on Series B convertible preferred stock (see Note 5)	(20,454)	231,235
Detachable warrants (see Note 5)	(1,391,184)	755,488
Non employee stock options (see Note 6)	(5,095)	65,595
Total Change in Fair Value	$8,607,072	$3,505,237

Revenue Recognition

The Company recognizes revenues and costs and expenses generally utilizing the accrual method of accounting. The Company is presently in the development stage and will adopt revenue recognition accounting policies that are reflective of its business model at that time and that will comply with accounting principles generally accepted in the United States as they relate to its business practices. For full disclosure of the Company’s revenue recognition policies, refer to the Notes to Financial Statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

Loss Per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants, conversion of the convertible debenture and conversion of the series A and series B convertible preferred stock are excluded from the calculation of net loss per share as their effect would be antidilutive. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented consist of the following:

Total potential common shares as of March 31, 2007:

Warrants to purchase common stock	69,172,719
Options to purchase common stock	7,943,935
Series A convertible preferred stock	19,405,432
Series B convertible preferred stock	7,692,157
Convertible debenture:	1,027,261,012
1,131,475,255

Total subsequently issued and potential common shares as of May 9, 2007:

Common shares issued April 1, 2007 through May 9, 2007	2,500,000
Warrants to purchase common stock	72,101,890
Options to purchase common stock	7,943,935
Series A convertible preferred stock	19,405,432
Series B convertible preferred stock	7,692,157
Convertible debenture:	2,337,845,108
2,447,488,522

Stock-Based Compensation

The Company accounts for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123 (R)”). As a result, the Company’s net loss before taxes for the quarters ended March 31, 2007 and 2006 included expenses of $8,587 and $292,981, respectively, for the fair value of stock options granted to employees and outside directors. As of March 31, 2007 there was $75,416 of total unrecognized compensation related to stock options granted which is expected to be recognized over an approximate 2 year period. The fair value of the Company’s common stock options are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility, (2) risk-free interest rates and (3) expected life. The weighted average fair value of options at the date of grant using the Black-Scholes fair value based methodology for options granted in the year ended December 31, 2006 was estimated at $0.26. There were no new stock option awards granted in the three months ended March 31, 2007.

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

Impact of Recently Issued Accounting Standards

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company has elected to record penalties in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2007. No interest or penalties on income taxes have been recorded during the three months ended March 31, 2007. Tax years subject to examination are 2003 through 2006. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

NOTE 3 - Accrued Settlement with Former Officers

Accrued settlement with former officers, current and non-current, represent the settlement amounts for payroll deferred by the former Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO"), which aggregated $615,000 and $645,000 at March 31, 2007 and December 31, 2006, respectively. (See Note 8, Litigation).

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

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. Interest is to be paid quarterly. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such, these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month

In addition the Company, entered into a Registration Rights Agreement whereby it was required to file a registration statement with the SEC within the 45 days of the November 14, 2005 and was required to use its best efforts to have the registration statement declared effective within 120 days of November 14, 2005. Effective January 1, 2007, the Registration Rights Agreement is accounted for in accordance with FSF EITF 00-19-2. The Registration Rights Agreement required that the number of shares of common stock included in the registration statement was equal to 200% of the common stock underlying the sum of the number of shares issuable upon conversion of the notes and the number of shares issuable upon exercise of the warrants. The Company filed a registration statement on December 22, 2005 and an amended registration statement on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. The registration statement was withdrawn on August 17, 2006. The Company filed a new registration statement for the amended Securities Purchase Agreement on September 13, 2006 in which, pursuant to the amendment to the Registration Rights Agreement dated as of September 5, 2006, the selling stockholders and the Company agreed that it would register an aggregate of up to 30% of its outstanding shares of common stock underlying the secured convertible notes. The Company filed an amended registration statement to reduce the number of shares to 6,000,000 on December 8, 2006, January 11, 2007 February 8, 2007 and February 13, 2007. The SEC declared the registration statement effective February 13, 2007.

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

Since the registration statement exceeded the 120 day time requirement to be declared effective and only a portion of the shares underlying the convertible notes and warrants were registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission, the Company accrued approximately $721,000 in liquidated damages as of March 31, 2007.

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

In connection with the closing on November 14, 2005 of the first tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion option on the date of issuance of the notes was $612,903. The fair value of the warrants on the date of issuance was $160,048. As such the convertible notes were recorded on the date of issuance at the residual value of $227,049. On January 4, 2006 in the 2nd tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $851,852 and the fair value of the warrants on the date of issuance was $157,000. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $8,852 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible note was recorded at the residual value of $0. On May 10, 2006, in the advance of the 3rd tranche of $600,000 of convertible notes and warrants for 600,000 shares of common stock, the fair value of the conversion option on the date of issuance of the note was $400,000 and the fair value of the warrants on the date of issuance was $109,200. As such the convertible notes were recorded on the date of issuance at the residual value of $90,800. On July 24, 2006 in the final advance of the 3rd tranche of $500,000 of convertible notes and warrants for 500,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $586,957 and the fair value of the warrants on the date of issuance was $122,897. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $209,854 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible note will be recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

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

In connection with the closing on September 12, 2006 of the first tranche of $275,000 of convertible notes and warrants for 20,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion options on the date of issuance of the notes was $207,456 for September 12, 2006, $402,174 on October 4, 2006 and $290,541 on November 6, 2006. The fair value of the warrants on the date of issuance was $3,662,522. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $3,594,978 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. In the 2nd and 3rd tranche, on October 4, 2006 and November 6 2006 the fair value of the conversion option exceeded the face value of the convertible notes. The Company recorded charges of $152,174 and $40,541 respectively, which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible notes were recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

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

In connection with the October 31, 2006 Securities Purchase Agreement, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrant shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion options on the date of issuance of the notes was $750,000 on October 31, 2006 and $2,000,000 on February 23, 2007. The fair value of the warrants on the date of issuance was $1,320,000 and $840,000 respectively. On October 31, 2006 the fair value of the conversion options and warrants exceeded the face value of the convertible notes; the Company recorded a $1,070,000 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. On February 23, 2007, the fair value of the conversion options and warrants exceeded the face value of the convertible notes and the Company recorded a $1,840,000 charge in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the quarter ended March 31, 2007. The convertible notes were recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

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

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreements. The market price is determined by averaging the last reported sale prices for the Company’s shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company’s principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by the Company in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

Under the terms of the November 2005, September 2006 and October 2006 Securities Purchase Agreements, the full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. Events of default include:

1.	The Company fails to pay the principal or interest on convertible note.

2.	The Company fails to issue shares of its common stock to the purchasers upon notice of conversion.

3.	The Company fails to timely file Registration statement in accordance with the terms of the note.

4.	The Company breaches any material covenant contained in the Securities Purchase Agreements.

5.	Breach of representations or warranties by the Company which result in a material adverse effect on the rights of the purchasers.

6.	The Company grants a security interest of its assets to another entity or creditor.

7.	Any judgment filed against the Company for more than $50,000 will remain unbonded unless agreed to by the purchasers.

8.	Bankruptcy, insolvency reorganization or liquidation filed by or against the Company.

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

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option is valued at its intrinsic value because of the 40% discount to current market prices of the Company's common stock and the detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock price ($0.02), applicable volatility rates (152.77% - 165.50%), remaining contractual life (2.71 yrs.- 8.75 years) and the period close risk free interest rate for the instruments expected remaining life (4.54% - 4.58%) are the key assumptions used in the valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the conversion option for the years ended March 31, 2007 and 2006 was a charge of $10,045,057 and $1,765,109, respectively.

During the quarter ended March 31, 2007, the Company received Notices of Conversion from the Purchasers as follows:

	Dollar	Price	Common
Date of	Of Note	per	Stock
Conversion	Converted	Share	Issued
2/13/2007	$1,500	$0.0150	100,000
2/27/2007	1,500	$0.0150	100,000
3/2/2007	1,600	$0.0160	100,000
3/6/2007	1,200	$0.0120	100,000
3/9/2007	980	$0.0098	100,000
3/16/2007	610	$0.0061	100,000
3/22/2007	570	$0.0057	100,000
3/28/2007	570	$0.0057	100,000
Total	$8,530		800,000

As of March 31, 2007, the secured convertible notes issued pursuant to the Securities Purchase Agreements mature as follows:

For the Year Ending	Note
December 31,	Amount
2008	$980,388
2009	3,875,000
2010	1,000,000
Total	$5,855,388
Less debt discount	(5,233,609)
$621,779

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

Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series A preferred stock converted into 2 shares of common stock. With each tranche of the November 2005, the September 21, 2006, and the October 31, 2006 Securities Purchase Agreements, anti-dilution provision was triggered. As a result of the February 23, 2007 funding the conversion price of the series A preferred stock was reduced to $0.11 per share. The original investment price of $1.00 per share for the series A preferred stock is divided by the $0.11 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 9.09 shares of common stock for a total of 19,405,432 shares of common stock. The conversion price of the series A preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series A convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series A convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series A convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series A convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series A convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $586,182. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $135,037. Excess of fair value over the dividend payable of $60,600 was recorded as a charge of $74,437 in the statement of operation in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. In January 2007, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $25,683. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $21,252 and a charge of $687,810 for the change in fair value for the quarters ended March 31, 2007 and 2006, respectively, in its statement of operations. The fair value of the series A conversion option was $130,016 and $125,585 at March 31, 2007 and December 31, 2006 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.02), applicable volatility rates (222.23%), remaining contractual life (0.71 years) and the period close risk free interest rate for the instruments remaining contractual life (5.06%).

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

Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series B preferred stock converted into 1 shares of common stock. With each tranche of the November 2005, the September 21, 2006, and the October 31, 2006 Securities Purchase Agreements, anti-dilution provision was triggered. As a result of the February 23, 2007 funding the conversion price of the series B preferred stock was reduced to $0.11 per share. The original investment price of $0.50 per share for the series B preferred stock is divided by the $0.11 per share and result in the conversion of every 1 share of series B preferred stock held can be converted series B preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series B convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series B convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series B convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS 133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series B convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series B convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $244,533. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $17,129. In June 2006, 36,237 series B preferred shares were converted into 50,369 shares of common stock. Under the guidance of EITF 00-19, the Company re-measured the conversion option of these shares and reclassified the conversion liability of $9,158 to equity. In January 2007, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $21,049. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $20,454 and a charge of $231,235 for the change in fair value for the quarters ended March 31, 2007 and 2006, respectively, in its statement of operations. The fair value of the series B conversion option was $67,691 and $67,096 at March 31, 2007 and December 31, 2006 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.02), applicable volatility rates (180.95%), remaining contractual life (1.36 years) and the period close risk free interest rate for the instruments remaining contractual life (4.90%).

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

The Company issued warrants to purchase 218,189 shares of its common stock to lead investors in its December 19, 2003 Private Placement (Note 5). These warrants were immediately exercisable at $1.50 per share through December 19, 2006. These warrants expired unexercised.

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

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between the Company and Axiom, Axiom will earn a finders fee of $130,000 in cash in which has been accrued on our financial statement for the quarter ended March 31, 2007. In addition, Axiom will receive five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after May 1, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069 and $0.045 for the 1st tranche and final tranche, respectively. The Company recorded the fair value of the warrants as deferred financing costs and amortizes the expense on a straight line basis over the term of the loan.

The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. Because of this, the Company would not have sufficient authorized shares to settle exercises of the warrants issued to the Purchasers or Axiom on the date of issuance. In addition, the underlying shares of the Purchasers warrants were subject to the liquidating damages provisions of the Registration Rights Agreement. If the registration statement that was filed by the Company is not declared effective within 120 days from November 14, 2005 or fails to maintain effectiveness of the registration statement then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In accordance with the provisions of EITF 00-19 both the Purchasers and Axiom warrants were recorded as liabilities at their fair values on the date of issuance of $160,048 and $60,569, respectively. In January 2006, the warrants issued to both the Purchasers and Axiom in connection with the 2nd tranche was recorded as liabilities at their fair values on the date of issuance of $157,000 and $62,064, respectively. On May 10, 2006, the warrants issued to both the Purchasers and Axiom in connection with the advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $109,200 and $31,592, respectively. On July 24, 2006, the warrants issued to both the Purchasers and Axiom in connection with the final advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $122,879 and $32,909, respectively. In connection with the September 12, 2006 Securities Purchase Agreement the warrants issued to both the Purchasers and Axiom in connection with the 1st tranche were recorded as liabilities at their fair values on the date of issuance of $3,662,522 and $16,882, respectively. On October 4, 2006 and November 6, 2006, the warrants issued Axiom in connection with the 2nd and 3rd tranche were recorded as liabilities at their fair values on the date of issuance of $19,226 and $17,636, respectively. In connection with the October 31, 2006 Securities Purchase Agreement the warrants to be issued to the Purchasers were recorded as liabilities at their fair values on October 31, 2006 and February 23, 2007 of $1,320,000.

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

On January 30, 2006, Company entered into a settlement agreement and mutual release (“Settlement Agreement”) with Lockheed Martin (“Lockheed”). (See Note 11 - Litigation) Under the terms of the Settlement Agreement, the Company agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company’s common stock at $0.65 per share. Because of the convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement (See Note 6), the Company might not have sufficient authorized shares in the future to settle exercises of these issued warrants. Under the guidance of EITF 00-19, the Company classified these warrants as liability based on their fair value of $94,500 on the date of grant.

The Company re-measured the fair value of all its issued warrants at March 31, 2007. The change in fair value for the quarters ended March 31, 2007 and 2006 were a gain of $1,391,184 and charge of $755488, respectively. The change of fair value is reported in the Company’s statement of operations. The fair value of the warrants was $1,219,913 and $1,654,336 at March 31, 2007 and December 31, 2006, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of the Company's common stock ($0.02), remaining contractual life (from 2.71 - 8.75 years), applicable volatility rates (152.77% - 165.50%) and the period close risk free interest rate for the instruments remaining contractual life (4.54% - 4.58%).

As of March 31, 2007 and 2006, the Company had warrants outstanding to purchase an aggregate of 69,172,719 and 7,443,086 common shares respectively.

A summary of stock warrant activity is as follows:

	March 31, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of year	49,172,719	$0.29
Warrants granted	20,000,000	0.08
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, end of year	69,172,719	$0.23
Exercisable, end of year	69,172,719	$0.23

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

For the quarters ended March 31, 2007 and 2006, under the 1998 stock option plan, options to purchase 3,423,380 and 3,807,853 shares of common stock were outstanding, respectively. These options have exercise prices ranging from $0.55 to $4.00 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

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

For the quarters ended March 31, 2007 and 2006, under the 2005 Plan, 4,520,555 stock options and 330,000 restricted stock and 4,360,000 stock options and 330,000 restricted stock, respectively, have been granted.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4). Because of this, the Company might not have sufficient authorized shares in the future to settle exercises of its non-employee issued stock options. Under the guidance of EITF 00-19, share settlement of the Company's non employee issued stock options could no longer considered to be within the their control. The Company reclassified these non-employee stock options to a liability based on the fair value of the stock options on November 14, 2005 of $104,927. The Company re-measured the fair value of the non-employee stock options. For the quarters ended March 31, 2007 and 2006, a gain of $5,095 and a charge of $65,595, respectively, were recorded as a change in fair value in its statement of operations. The fair value of the Company's non-employee stock options was $4,453 and $9,548 at March 31, 2007 and December 31, 2006, respectively. The Company used the Black Scholes Valuation model to determine the fair value. The significant assumptions used include the actual period closing price of the Company's common stock ($0.02), applicable volatility rates (154.91% - 237.52%), remaining contractual life (0.57 -3.42 years) and the period close risk free interest rate for the instruments remaining contractual life (4.54%-5.06%).

A summary of activity under the stock option plans is as follows:

March 31, 2007
		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Grant Date
	Shares	Price	Value	Fair Value
Outstanding, beginning of year	7,943,935	$0.74	—	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding, end of year	7,943,935	$0.74
Exercisable, end of year	7,591,623	$0.76

NOTE 7 - License Agreements

Technology License Agreement

In 1997, and in connection with the formation of the Company, the founding stockholders entered into an agreement pursuant to which the Company could acquire the exclusive worldwide right to exploit technology related to the detection of cancerous lesions by their effect on the periodic modification of perfusion in the surrounding tissues (the "Technology"). In February 1998, the Company funded the required research budget and in March 1998, issued 1,320,000 shares of previously reserved common stock to one of the founders, Dr. Michael A. Anbar. The Company recorded the issuance of these shares at the historical cost ($4,400) of the technology transferred from Dr. Anbar. The license, as amended, required the Company to fund future research and development costs in the amount of $495,000. The Company funded the first $110,000 of this obligation in late 1997, with the balance paid in March 1998. The Company also entered into a consulting agreement with a company controlled by this stockholder of the Company. Under the terms of the agreement, the Company was contractually obligated to pay a maximum of $26,000 for consulting services; $25,000 for travel; and $50,000 for research supplies for a 12-month period. The Company satisfied this entire obligation with a one-time $50,000 payment, which is included in the $495,000 as discussed above. The Company also was obligated to pay this shareholder a royalty of $300 for each device installed at a client's site based only on installations at which the Company derives revenues from the licensed technology. Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Anbar, founding scientist of the Company, which provided for Dr. Anbar to advise management on the optimization of its technology. The agreement awarded Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum consulting fee of $12,000 for the first 12-month period, as well as a grant of 250,000 additional restricted shares. On February 13, 2006, in accordance with the 2005 amended settlement agreement, the Company issued 12,000 restricted shares of its common stock to Dr. Anbar. The fair value of the stock was $2,280 on the date of grant. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement expired February 1, 2007.

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

NOTE 8 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH ("AIM") in the amount of 430,500 Euros or $574,000 (at the current exchange rates) as of March 31, 2007. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments

The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space, which lease expires November 30, 2009. In addition, the Company leases office space in Mahwah, New Jersey under a 6 month lease which will expire on May 30, 2007 at a monthly rental rate of approximately $2,900.

Future annual minimum lease payments under noncancelable operating leases and arrangements as of March 31, 2007 are as follows:

Amount
Nine Months Ending December 31, 2007	$53,000
Year Ending December 31, 2008	65,100
Year Ending December 31, 2009	61,800
Total	$179,900

Rent expense charged to operations for the three months ended March 31, 2007 and March 31, 2006 and for period February 7, 1997 (inception) to March 31, 2007 amounted to $26,643, $16,254, and $361,509, respectively.

Litigation

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

On February 15, 2005, the Company moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties completed discovery and a final pretrial conference was held on August 17, 2005. On June 5, 2006 we entered into a Settlement and Release Agreement (“Agreement”) with our former Chief Financial Officer. The Agreement disposes of and resolves all disputes, claims, issues and differences between the former chief financial officer and the Company.

The former CFO will receive the sum of $220,000 as a full and final settlement of the Action. (“Settlement Amount”). The Settlement Amount shall be paid as follows: (a) $30,000 was paid to counsel for the former CFO within five business days of the execution of this Agreement to be held in escrow until the filing of the dismissal (b) the sum of $70,000 was paid to counsel for the former CFO on November 16, 2006 after the execution of the October 31, 2006 Security Purchase Agreement for the financing of $2,000,000 of gross proceeds, and (c) the additional sum of $120,000 shall be paid to the former CFO in twelve (12) monthly installments of $10,000, to be paid on the fifteenth (15th) of each month beginning January 15, 2007.

The Company is not aware of any other pending or threatened legal proceedings.

Employment and Consulting Agreements

On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its President and CEO, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. Due to the financial condition of the Company, this contract was not renewed. However, Mr. O’Connor continues his employment under the same salary arrangement as the expired employment agreement. The employment agreement provided that Mr. O'Connor received a fixed salary at an annual rate of $225,000. The Company issued to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of the Company's common stock of the Company at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company paid Mr. O'Connor the balance of his prior employment contract bonus of $55,000 in two equal installments in April 2005 and January 2006.. Based upon the attainment of specified performance goals determined by the Company’s Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor (1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant. On March 14, 2006 the Board of Directors approved a performance bonus of $28,000 in accordance with Mr. O’Connor’s employment agreement. The payment will be deferred until such time the CEO in his sole discretion, determines the Company’s financial situation supports such payment. In September 2006, all employees were asked to defer part of their salaries due to the Company’s declining financial position. After the Company entered the October 31, 2006 Securities Purchase Agreement, all employees began to receive their full compensation except for Mr. O’Connor who continues to defer approximately $2,100 per month. At March 31, 2007 the Company had recorded deferred compensation of $110,497 of which $55,769 was deferred for Mr. O’Connor.

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, the Company announced that it entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remained a member of the Board of Directors until he voluntarily resigned his position on April 30, 2007. The agreement, which terminated Mr. Fauci's previous employment agreement with the Company, provided that Mr. Fauci performed consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expired December 2006. Mr. Fauci was nominated at the 2005 and 2006 annual meetings of stockholders to continue as a board member per the settlement agreement. The agreement also provided for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's settlement of accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of March 31, 2007 the Company owed Mr. Fauci $50,000 in consulting fees and $525,000 for the settlement of deferred accrued salary.

Effective February 1, 2005, the Company amended a settlement agreement dated October 3, 2001, and entered into a two-year consulting agreement with Dr. Michael A. Anbar, founding scientist of the Company, which provides for Dr. Anbar to advise management on the optimization of its technology. The agreement awards Dr. Anbar $1,000 and 1,000 restricted shares of common stock per day with a minimum fee of $12,000 for the first twelve month period as well as a grant of 250,000 additional restricted shares. On February 13, 2006 in accordance with the 2005 amended settlement agreement, the Company issued 12,000 restricted shares of its common stock to Dr. Anbar. The fair value of the stock was $2,280 on the date of grant. As part of this agreement, the Company will acquire one patent on complementary technology developed and held by Dr. Anbar. The consulting agreement expired February 1, 2007.

The following table summarizes the aggregate commitments under employment and related agreement obligations as of March 31, 2007:

Aggregate Commitment
Nine months ending December 31, 2007	440,000
Year ending December 31, 2008	135,000
Totals	$575,000

NOTE 9 - Related Party Transactions

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

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, the Company entered into a consulting agreement with Mark A. Fauci, a member of the board of directors. The agreement, which terminated Mr. Fauci's previous employment with the Company, provided that Mr. Fauci performed consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expired December 2006. Mr. Fauci was nominated at the 2005 and 2006 annual meetings of stockholders to continue as a board member per the settlement agreement. Mr. Fauci voluntarily resigned his position on the board of directors on April 30, 2007. The agreement also provided for a three-year payout schedule of the obligation to pay Mr. Fauci's settlement of accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of March 31, 2007 the Company paid Mr. Fauci $350,000 for consulting fees and $100,000 for settlement of deferred salary.

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

During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of the Board of Directors was compensated $95,000 for his service in this role to the Company. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure the Company’s Board. The Company offered Dr. Davis a new consulting contract in January 2006, whereby he will provide medical and scientific expertise for the Company. Dr, Davis will be compensated $5,000 per month for his consulting services. This agreement was amended in May 2006. Dr. Davis’ compensation was reduced to $2,500 per month for June through September 2006. As of October 1, 2006 the agreement was amended and Dr. Davis’ compensation was increased to $4,000 per month. In the quarter ended March 31, 2007, the Company paid Dr. Davis $12,000.

NOTE 10 - Subsequent Events

From April 1, 2007 through May 9, 2007, the Company received Notices of Conversion from the Purchasers as follows:

Date of Conversion	$/ Amount Note Converted	Price per Share	Common Stock Issued
4/02/2007	$1,425	$0.0057	250,000
4/04/2007	1,425	$0.0057	250,000
4/09/2007	1,300	$0.0052	250,000
4/12/2007	1,350	$0.0054	250,000
4/17/2007	1,350	$0.0054	250,000
4/20/2007	1,150	$0.0046	250,000
4/25/2007	850	$0.0034	250,000
4/30/2007	675	$0.0027	250,000
5/03/2007	625	$0.0025	250,000
5/08/2007	625	$0.0025	250,000
	$10,775		2,500,000

On May 1, 2007, Mark Fauci informed the Company that he was voluntarily resigning his position from the Company’s Board of Directors for personal reasons, effective immediately.

NOTE 11 - Accounting for the Uncertainty in Income Taxes

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

Based on the company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

Overview and Corporate Information

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

Plan of Operations

Planned Clinical Trials in 2007.

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

We continue to investigate other potential applications such as cardiac surgery. As of May 1, 2007, we had three fully functional prototype or commercial units installed in various U.S. medical institutions for testing and evaluation.

As of May 1, 2007, we anticipate that our cash requirements to fund these activities as well as other operating or investing cash requirements over the next 4 months will be greater than our current cash on hand. We have reduced the size of our organization and have cut back operational expenses. But, if we are unable to obtain additional sufficient funds in the next 4 months, we will be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Revenue Model

We believe that initial revenues will come primarily from the sale of the BioScanIR® system in the applications of Pigmented Lesions of the Skin assessment (Melanoma), adjunctive screening and detection of breast cancer and / or assessment of peripheral perfusion. Other customers such as imaging research organizations may purchase BioScanIR® systems for use in their own research programs. It is possible, however, that initial revenues in certain applications could involve an operating lease for the equipment or a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated 4-5 year life of the BioScanIR® system. Even if the initial source of revenue is the sale of the BioScanIR® system, it is anticipated that such sales would also be accompanied by annual maintenance fees. As we expand our efforts into other applications we will evaluate our revenue model options.

We are presently in the development stage and will adopt revenue recognition accounting policies that are reflective of our business model at the time we begin to generate each type of revenue.

For a discussion of the accounting policies we intend to employ with respect to revenue recognition, inventory and capitalized costs, refer to the “Summary of Significant Accounting Policies-Basis of Presentation” in the Notes to our Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Based upon the circumstances at the time, we will apply the appropriate methods that comply with accounting principles generally accepted in the United States as they relate to our business practices, including licensing, lease/rental, and outright sale. Since we have not generated any significant revenues to date, our expected revenue model may change as market conditions dictate.

Results of Operations

The following represents a summary of the results of operations for the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Research and development	$149,083	$339,433
Selling, general and administrative	559,367	982,875
Total Operating Expenses	708,450	1,322,308
Operating Loss	(708,450)	(1,322,308)
Change in fair value of non-employee stock options, warrants, and conversion options	8,607,072	3,505,237
Registration rights penalties	184,842	—
Interest and other expenses, net	172,044	92,760
Net Loss	$(9,672,408)	$(4,920,305)
Accumulated Dividend on Series A Convertible Preferred Stock	21,348	15,500
Accumulated Dividend on Series B Convertible Preferred Stock	14,793	11,316
Net loss attributable to common stockholders- basic and diluted	(9,708,549)	(4,947,121)
Basic and diluted net loss per share	$(0.31)	$(0.16)
Weighted average number of shares outstanding	31,300,972	30,571,761

Three Months ended March 31, 2007 as Compared to Three Months ended March 31, 2006

Net Loss. We had a net loss of $9,672,408 and $4,920,305 for the three months ended March 31, 2007 and 2006, respectively. The net loss attributable to common stockholders increased by $4,761,428 to $9,708,549 for the three months ended March 31, 2007 from $4,947,121 for the three months ended March 31, 2006. For the periods ended March 31, 2007 and 2006 the loss included a non-cash charge of $8,607,072 and $3,505,237, respectively, for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non employee option. We used the intrinisic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

For the periods ended March 31, 2007 and 2006, this included $21,348 and $15,500, respectively accumulated dividends on our series A convertible preferred stock and $14,793 and $11,316, respectively of accumulated dividends on our series B convertible preferred stock. Dividends are payable in cash or, at our option, in additional shares of series A and series B convertible preferred stock, respectively. We have been a development stage enterprise and have had a cumulative net loss of $36,768,945 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement, the August 10, 2005 proprietary rights offering and the November 14, 2005, September 12, 2006 and October 31, 2006 Securities Purchase Agreements, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR® System.

Research and Development Expenses. Research and development expense decreased by $190,350, or 127.7%, to $149,083 from $339,433, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Significant components of the research and development activity for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 were:

Technical salaries and consulting expense decreased by $49,888 to $64,540 from $114,428 attributable to a reduction of headcount in our product development support staff to two employees from five employees. Fewer employees in the three months ended March 31, 2007 attributed to the decrease in business travel and entertainment expenses by $19,709 to $8,623 from $28,332. Recruitment expense decreased $33,723 to $2,420 for the three months ended March 31, 2007 from $36,143 for the three months ended March 31, 2006.

Expenses for materials used in research and development and pilot site support decreased by $89,426 to $1,746 for the three months ended March 31, 2007 from $91,172 for the three months ended March 31, 2006. In the last quarter of 2005, we hired an outside consulting firm to perform our quality, regulatory and clinical service. We terminated the contract with the consulting firm in the third quarter 2006. During the three months ended March 31, 2006 we paid $45,000 to the consulting firm compared to $0 during the three months ended March 31, 2007. Expense incurred for materials used in product development was $0 during three months ended March 31, 2007 compared to $28,375 during the three months ended March 31, 2007. Pilot site support decreased $12,878 to $450 for the three months ended March 31, 2007 from $13,328 for the three months ended March 31, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $423,508, or 75.7%, to $559,367 from $982,875 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Significant components of the decrease for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 were:

Administrative and business development payroll and payroll related expenses decreased $30,182 to $239,553 from $269,735. The decrease is attributable to a reduction in headcount by two part time employees. The Vice President of Medical Affairs and an administrative support person ceased being employees in the second quarter of 2006. In March 2006, based upon the attainment of specified performance goals determined by our Compensation Committee and our CEO, we agreed to pay our CEO $28,000 under the terms of his employment agreement. The $28,000 bonus was accrued and not paid due to the financial condition of the Company. There was no bonus accrued for the CEO in the three months ended March 31, 2007.

Consulting fees decreases $67,436 to $24,657 for the three months ended March 31, 2007 from $92,093 for the three months ended March 31, 2006. Part of the decrease is attributable to the completion of the two year business consulting agreement we entered into with the former CEO. The agreement was part settlement of an arbitration proceeding which paid our former CEO $200,000 per year and expired December 2006. In March 2006 we had $50,000 in expenses related to this agreement. We also terminated the consulting contract with an outside firm that did investor relations in the fourth quarter 2006. For the three months March 31, 2006 we had $20,000 in investor relation consulting expense compared to $0 for the three months ended March 31, 2007.

Investor relation expenses decreased by $69,844 to $475 for the three months ended March 31, 2007 from $70,319 for the three months ended March 31, 2006. A significant part of the decrease was due to the $61,750 fair value of a stock grant awarded to the investor relations company we hired. Marketing expense was $0 for the three months ended March 31, 2007 compared to $21,996 for the three months ended March 31, 2006. The decrease was primarily due to the termination in the second quarter of 2006 of an outside firm we hired for public relations and marketing.

Compensation expense for stock options granted to our outside directors and employee under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123)”) decreased $289,856 to $3,125 for the three months ended March 31, 2007 from $292,981 for the three months ended March 31, 2006. There were no new options granted to our board of directors in the three months ended March 31, 2007.

Financing costs increased $54,093 to $88,213 for the three months ended March 31, 2007 from $34,120 for the three months ended March 31, 2006. The increase is related to the amortized expenses of the Securities Purchase Agreement we entered into on November 14, 2005, September 12, 2006 and October 31, 2006. Accounting fees increased $45,525 to $114,493 for the three months ended March 31, 2007 from $68,968 for the three months ended March 31, 2006 due to the additional time spent on review of complex accounting transactions.

Liquidity and Capital Resources

Management estimates that it will require additional cash resources during 2007, based upon its current operating plan and condition. As of May 1, 2007, we anticipate that our cash requirements to fund these activities as well as other operating or investing cash requirements over the next 4 months will be greater than our current cash on hand. If we are unable to obtain additional sufficient funds in the next 4 months, we will further reduce the size of our organization and will be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. In the event that we cannot raise additional capital and we default on the November 2005, September and October 2006 Securities Purchase Agreements, the investors could take a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on our business prospects. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR® system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

As of March 31, 2007, we had cash balances and working capital deficit of $1,109,501 and $1,189,899, respectively, and total stockholders’ deficiency of $16,743,870. At May 1, 2007, we had approximately $853,000 in cash balances.

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 through March 31, 2007 of $36,073,883 and cash flows used in operating activities during the development stage of $17,373,863. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities. As more fully described in Note 5 of the accompanying financial statements, we received gross and net proceeds approximating $7.8 million and $6.7 million, respectively, on December 19, 2003 in a private placement of its common stock and warrants.

December 2004 Private Placement

On December 14, 2004, we received gross proceeds of $1,550,000 in a completed a private placement of 1,550,000 shares of its series A convertible preferred stock. (See Note 5 of the accompanying financial statements.) We issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of our common stock at an exercise price of $1.10 per share which expire December 14, 2009. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering, the warrant exercise price was reduced to $0.50 per share. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, we issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. We could receive an additional $1,395,000 if all of the warrants issued to the investors in the December 2004 private placement are exercised. There can be no assurance as to how many, if any, warrants will be exercised.

August 2005 Rights

On August 10, 2005, we consummated a subscription rights offering to our existing stockholders (See Note 5, Proprietary Rights Offering of the accompanying financial statements.). We distributed to holders of our common stock transferable subscription rights to purchase shares of its newly-created series B convertible preferred stock. At the closing of the subscription rights offering on August 10, 2005, we received gross proceeds of $703,933, issued 1,407,867 shares of series B convertible preferred stock and 703,934 five-year warrants to purchase 703,934 shares of common stock. Holders of the series B convertible preferred stock are entitled to receive a cumulative dividend of 7% per annum, payable either in cash or, at our option, additional shares of series B convertible preferred stock. The warrants have an exercise price of $0.75 per share and will expire August 10, 2010. We could receive an additional $527,950 if all of the warrants issued in the subscription rights offering are exercised. There can be no assurance as to how many, if any, warrants will be exercised.

November 2005 Securities Purchase Agreement

On November 14, 2005, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC (“the Purchasers”) for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of our common stock. (See Note 4, Securities Purchase Agreement of the accompanying financial statements.) On September 5, 2006, we entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock. At July 25, 2006 the Purchasers had provided us with the $3,100,000 in proceeds.

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of our assets and intellectual property. We were required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. On August 17, 2006, we withdrew the Registration Statement. We filed a new registration statement on September 13, 2006 and amendments on December 8, 2006, January 11, 2007, February 8, 2007 and February 13, 2007 in accordance with the September 5, 2006 amended Securities Purchase Agreement. The SEC declared the registration statement effective February 13, 2007. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we will be required to pay liquidated damages in shares of our common stock or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. Because the registration statement was not declared effective within 120 days from November 14, 2005, we have accrued liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures. At March 31, 2007, we accrued approximately $721,000 in liquidated damages. We will continue to accrue liquidated damages because all of shares underlying the convertible notes and warrants were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission.

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

Pursuant to the amended Finder's Fee Agreement, between us and Axiom Capital Management, Inc. (“Axiom”), Axiom will earn a finders fee of $201,500 in cash of which $65,000 was paid on November 16, 2005, $65,000 was paid on January 6, 2006, $39,000 was paid on May 12, 2006 and $32,500 was paid on August 1, 2006. In addition, Axiom received five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 378,445 were granted on November 14, 2005, 395,310 were granted on January 6, 2006, 173,580 were granted on May 10, 2006 and 133,776 were granted on July 24, 2006 (See Note 7 in the accompanying financial statements). The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.211, $0.202, $0.277 and $0.299 for the 1st tranche, 2nd tranche, 1st advance and the final advance of the 3rd tranche, respectively.

September 2006 Securities Purchase Agreement

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

Pursuant to the amended Finder's Fee Agreement, between us and Axiom, Axiom earned a finders fee of $50,375 in cash of which $17,875 was paid on September 18, 2006, $16,250 was paid on October 19, 2006 and $16,250 was November 27, 2006. In addition, Axiom received five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 108,216 were granted on September 12, 2006, 138,319 were granted on October 4, 2006 and 293,931 were granted on November 6, 2006 (See Note 7 in the accompanying financial statements). The warrants are exercisable for a period of five years from date of issuance. The number of warrants issued was computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.203, $0.145 and $0.068 for the 1st tranche, 2nd tranche, and the final tranche, respectively.

October 2006 Securities Purchase Agreement

On October 31, 2006, we entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $2,000,000 in secured convertible notes; and (ii) warrants to purchase 40,000,000 shares of our common stock. The Purchasers provided us with the funds as follows:

$1,000,000 was disbursed on October 31, 2006; and
$1,000,000 was disbursed on February 27, 2007.

The proceeds of the offering will be used support our pilot site clinical trial activities for its BioScanIR® System and for working capital.

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

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between us and Axiom, Axiom will earn a finders fee of $130,000 in cash which has been accrued on our financial statement for the quarter ended March 31, 2007. In addition, Axiom will receive five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after May 1, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069 and $0.045 for the 1st tranche and final tranche, respectively.

During the quarter ended March 31, 2007, we received Notices of Conversion from the Purchasers as follows:

Date of Conversion	$/ Amount Note Converted	Price per Share	Common Stock Issued
2/13/2007	$1,500	$0.0150	100,000
2/27/2007	1,500	$0.0150	100,000
3/2/2007	1,600	$0.0160	100,000
3/6/2007	1,200	$0.0120	100,000
3/9/2007	980	$0.0098	100,000
3/16/2007	610	$0.0061	100,000
3/22/2007	570	$0.0057	100,000
3/28/2007	570	$0.0057	100,000
Total	$8,530		800,000

General

We have committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $574,000 (430,500 euros) as of March 31, 2007. These components utilize QWIP technology. We have the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

We do not currently have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3 - Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and principal financial officer concluded, as explained in further detail below, that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2007. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended March 31, 2007, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

In 2006, we identified a material weakness in the accounting and reporting of complex transactions. There is a lack of the necessary corporate accounting resources to realign and cross-train other current personnel. This has led to dependence on our Controller, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting. With our limited resources, it would be difficult to hire additional competent personnel at this time. We have implemented internal control procedures such as dual approval procedures at the CEO and Controller level, as well as requiring approvals for purchases by two authorized signers and check signatories from the CEO and/or Controller plus, in the absence of the CEO and Controller, another department head, to help prevent error and fraud.

We believe that, for the reasons described above, we expect to continue to have material weaknesses in our controls and procedures until such time as we have the financial resources to hire additional, qualified personnel.

 (b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

The only changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have been described in the above section.

PART II

Item 1 - Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of unregistered securities issued during the period January 2007 through May 2007.

From January 1, 2007 through May 9, 2007, we issued _3,300,000 shares of common stock upon conversion of $19,350 of a previously issued secured convertible notes. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

On January 23, 2007, we issued shares of our series A and series B convertible preferred stock as dividends in-kind to the holders of its series A and B convertible preferred stock. Dividends were payable to holders of record as they appear in the stockholder records of our company at the close of business on the applicable record date, which was December 15, 2006.

Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at our option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of our common stock on the American Stock Exchange or Nasdaq SmallCap Market or, if not traded on such exchange or market, on the OTC Bulletin Board). Holders of series A preferred stock were issued 301,423 shares of series A preferred stock convertible The 10 day volume-weighted average price of our common stock was $0.206.

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

The Securities Purchase Agreements as described above, triggered the anti-dilution provisions in our series A convertible preferred stock and series B convertible preferred stock if the conversion price, 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion, is less than the 30 day volume-weighted average price of the common stock (the "Reference Price"). Both the series A and series B preferred stock will be convertible into additional shares of common stock. The conversion price of the series A and series B preferred stock shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities). As of May 1, 2007, the triggering of the aforementioned anti dilution provisions of our series A and series B preferred stock will result in issuing an aggregate of 19,405,432 and 7,692,157 shares of common stock upon conversion, respectively.

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

Item 3 - Default Upon Senior Securities

We are in default with the Purchasers under the November 2005 Securities Purchase Agreement because the registration statement was not declared effective within 120 days from November 14, 2005 and all of shares underlying the convertible notes and warrants were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission. We are required to pay liquidated damages in shares of our common stock or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. At March 31, 2007, we accrued approximately $721,000 in liquidated damages.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Joint Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced BioPhotonics Inc.

Date: May 15, 2007	/s/ Denis A. O’Connor
Denis A. O’Connor
President and Chief Executive Officer (Principal Executive Officer)

/s/ Celia Schiffner
Celia Schiffner
Controller (Principal Financial Officer)