Form 10QSB
period 2007-06-30
Advanced BioPhotonics Inc.
filed 2007-08-09
CIK 1096182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2007	Commission file number: 0-27943

_______________

ADVANCED BIOPHOTONICS INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3386214

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Wilbur Place, Suite 120 Bohemia, New York	11716

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 244 - 8244

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

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2007 was 37,434,881 shares.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

ADVANCED BIOPHOTONICS INC.

JUNE 30, 2007 FORM 10-QSB QUARTERLY REPORT

PART I

Item 1.  Financial Information

Advanced BioPhotonics Inc. (A Development Stage Enterprise) BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$606,444	$850,061
Prepaid expenses and other current assets	107,059	243,682

Total Current Assets	713,503	1,093,743

Property and equipment, net	144,388	178,528
Other assets:
Equipment deposits	232,977	232,977
Deferred financing costs, net	719,402	690,379
Security deposits	9,662	15,062

TOTAL ASSETS	$1,819,932	$2,210,689

See notes to condensed financial statements.

Advanced BioPhotonics Inc. (A Development Stage Enterprise) BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	June 30, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES
Notes payable	$--	$119,901
Accounts payable and accrued expenses	512,386	582,023
Professional fees payable	215,953	213,981
Accrued registration rights penalties payable	907,384	536,333
Accrued interest payable	499,216	257,797
Accrued settlement with former officers	510,000	450,000
Accrued employees compensation	80,193	116,668
Dividends payable	--	122,135

Total Current Liabilities	2,725,132	2,398,838
Convertible debentures(net of debt discount $5,120,163 and $4,324,341, respectively)	717,909	539,578
Detachable warrants	171,403	1,654,336
Non employee stock options	351	9,548
Conversion option on convertible debentures	5,289,129	4,400,688
Conversion option on series A convertible preferred stock	3,881	125,585
Conversion option on series B convertible preferred stock	6,923	67,096
Accrued settlement with former officers	75,000	195,000

Total Long Term Liabilities	6,264,596	6,991,831
Total Liabilities	8,989,728	9,390,669

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIENCY
Series A Convertible preferred stock, $.01 par value, 3,000,000 shares authorized; 2,134,811 and 1,851,423 shares issued and outstanding, respectively, liquidation preference $2,134,811 and $1,851,423, respectively	21,348	18,514
Series B Convertible preferred stock, $.01 par value, 7,000,000 shares authorized; 1,690,584 and 1,333,432 shares issued and outstanding, respectively, liquidation preference $845,292 and $666,716, respectively	16,906	13,335
Common stock, $.001 par value; 200,000,000 shares authorized; 40,111,881issued and 37,434,881 outstanding in 2007 and 33,767,972 shares issued and 31,090,972 outstanding in 2006 respectively	40,111	33,767
Additional paid-in capital	19,303,861	19,158,556
Deficit accumulated during the development stage	(26,549,345)	(26,401,475)
Treasury stock, at cost, 2,677,000 and shares issued	(2,677)	(2,677)
Total Stockholders’ Deficiency	(7,169,796)	(7,179,980)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,819,932	$2,210,689

See notes to condensed financial statements.

Advanced BioPhotonics Inc. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS

					Cumulative
					For the Period
					From February 7,
					1997 (inception)
	For the Six Months Ended		For the Quarter Ended		through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Development revenues	$--	$--	$--	$--	$69,800

Development costs	--	--	--	--	20,000

GROSS PROFIT	--	--	--	--	49,800

OPERATING EXPENSES
Research and development	260,583	641,916	111,500	302,483	10,146,209
Selling, general and administrative	999,839	1,462,073	440,472	479,198	13,205,103
Related party legal expense	--	--	--	--	544,881
Write-off of public offering costs	--	--	--	--	501,992

TOTAL OPERATING
EXPENSES	1,260,422	2,109,989	551,972	781,681	24,398,185

OPERATING LOSS	(1,260,422)	(2,103,989)	(551,972)	(781,681)	(24,348,385)

OTHER (INCOME) EXPENSES
Change in fair value of non employee stock options, warrants and conversion options	(1,917,252)	5,928,114	(10,524,324)	2,422,877	(2,178,069)
Registration rights penalties	371,051	109,333	186,209	109,333	907,384
Interest and other expenses, net	433,649	142,916	261,605	50,156	1,890,138

NET (LOSS) INCOME	(147,870)	(8,284,352)	9,524,538	(3,364,047)	(24,967,838)

Series A Convertible Preferred Stock beneficial conversion feature	--	--	--	--	1,161,249
Series B Convertible Preferred Stock beneficial conversion feature	--	--	--	--	420,258
Deemed dividend on issuance of additional Series A Convertible Preferred Stock Warrants	--	--	--	--	449,500
Accumulated Dividends on Series A Convertible Preferred Stock	42,696	31,000	21,348	15,500	184,422
Accumulated Dividends on Series B Convertible Preferred Stock	29,585	21,363	14,793	10,047	97,280

NET (LOSS)/INCOME ATTRIBUTABLE TO COMMON STOCK HOLDERS- BASIC AND DILUTED	$(220,151)	$(8,336,715)	$9,488,397	$(3,389,594)	$(27,280,547)

Basic net (loss) income per share	$(0.01)	$(0.27)	$0.27	$(0.11)
Weighted average number of shares outstanding - basic	33,070,948	30,654,103	35,621,473	30,735,540
Diluted net (loss) income per share	$(0.01)	$(0.27)	$0.01	$(0.11)
Weighted average number of shares outstanding - diluted	33,070,948	30,654,103	1,082,291,538	30,735,540

See accompanying notes to condensed financial statements.

Advanced BioPhotonics Inc.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Six Months Ended June 30,2007

Deficit
				Series A		Series B			Accumulated
Common Stock		Treasury Stock		Preferred Stock		Preferred Stock		Additional	During the
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Development Stage	Total

Balance at January 1, 2007	33,767,972	33,767	(2,677,000)	(2,677)	1,851,423	18,514	1,333,432	13,335	19,158,556	(26,401,475)	(7,179,980)

Issuance of dividends on series A Convertible
Preferred Stock to settle accrued dividends	-	-	-	-	283,388	2,834	-	-	71,223	-	74,057
Issuance of dividends on series B Convertible	-	-	-	-	-	-	-	-	-	-	-
Preferred Stock to settle accrued dividends	-	-	-	-	-	-	357,152	3,571	44,507	-	48,078
Reclass of conversion option on preferred shares	-	-	-	-	-	-	-	-	(46,732)	-	(46,732)
issued to settle dividends	-	-	-	-	-	-	-	-	-	-	-
Conversion of convertible debenture to common stock	6,343,909	6,344	-	-	-	-	-	-	19,505	-	25,849
Reclass of the fair value of the conversion option	-	-	-	-	-	-	-	-	-	-	-
upon conversion of debenture	-	-	-	-	-	-	-	-	31,804	-	31,804
Stock option compensation expense	-	-	-	-	-	-	-	-	24,998	-	24,998
Net Loss	-	-	-	-	-	-	-	-	-	(147,870)	(147,870)
										-
Balance at June 30, 2007 (Unaudited)	40,111,881	40,111	(2,677,000)	(2,677)	2,134,811	21,348	1,690,584	16,906	19,303,861	(26,549,345)	(7,169,796)

See notes to condensed financial statements

Advanced BioPhotonics Inc. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30,		Cumulative For the Period From February 7, 1997 (inception) through June 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(147,870)	$(8,284,352)	$(24,967,838)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,140	42,004	1,014,684
Loss on disposal of net assets	--	--	20,584
Unrealized loss from foreign currency transactions	--	--	19,271
Warrants issued to related party for legal services	--	--	95,000
Warrants and stock options compensation expense	24,998	409,657	2,542,243
Issuance of common stock as compensation	--	64,030	774,530
Amortization of original issue discount	--	--	329,625
Amortization of deferred financing costs	180,738	76,077	579,016
Amortization of debt discount on convertible debentures	204,177	77,922	436,987
Write off of deferred offering costs	--	--	37,000
Change in fair value of non-employee stock options, warrants and conversion options	(1,917,252)	5,928,114	(2,178,072)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	136,623	119,756	455,458
Other assets	5,400	(5,400)	(143,907)
Accounts payable and accrued expenses	(69,637)	(167,307)	845,650
Professional fees payable	1,972	98,177	76,891
Accrued license fees	--	--	94,500
Accrued interest payable	241,419	--	518,881
Accrued employee compensation	(36,475)	--	80,193
Accrued registration right payable	371,051	109,333	907,384
Accrued settlement with former officers	(60,000)	(224,632)	585,000

NET CASH USED IN OPERATING ACTIVITIES	(1,030,716)	(1,756,621)	(17,876,920)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchases of property and equipment	--	(60,700)	(1,294,809)

See notes to condensed financial statements.

Advanced BioPhotonics Inc. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS

For the Six Months ended June 30,		Cumulative For the Period From February 7, 1997 (inception) through June 30,
2007	2006	2007
(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (costs of) issuance of common stock	--	--	12,522,477
Net proceeds from issuance of Series A preferred stock	--	--	1,518,928
Net proceeds from issuance of Series B preferred stock	--	--	491,688
Proceeds from issuance of warrants	--	--	40,000
Proceeds from options exercised	--		44,880
Issuance of bridge note payable	--	--	1,025,000
Payment of deferred financing costs	(73,000)	(209,779)	(660,154)
Proceeds from convertible debenture, net	980,000	1,570,000	5,615,000
Repayment of notes payable	(119,901)	(114,384)	(819,646)

NET CASH PROVIDED BY FINANCING ACTIVITIES	787,099	1,245,837	19,778,173

NET (DECREASE) INCREASE IN CASH	(243,617)	(571,484)	606,444

CASH AND CASH EQUIVALENTS -Beginning	850,061	868,363	—

CASH AND CASH EQUIVALENTS - Ending	$606,444	$286,879	$606,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:

Interest	$2,686	$6,796	$978,682
Income Taxes	--	--	4,509

Non cash investing and financing activities:

Conversion of bridge notes	--	--	1,065,625
Conversion of accounts payable to notes payable	--	--	237,861
Insurance premiums financed using a note	--		745,257
Cashless exercise of stock options resulting the issuance of 27,399 shares of common stock.	--	--	27
Issuance of collateral shares in Company’s name	--	--	2,677
Beneficial conversion charge attributable to Series A preferred stock	--	--	1,161,249
Beneficial conversion charge attributable to Series B preferred stock	--	--	420,258

See notes to condensed financial statements.

Advanced BioPhotonics Inc. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS

For the Six Months ended June 30,		Cumulative For the Period From February 7, 1997 (inception) through June 30,
2007	2006	2007
(Unaudited)	(Unaudited)	(Unaudited)
Deemed dividend on issuance of warrants to series A preferred stockholders	--	--	449,500
Dividends accrued on preferred stock	--	--	199,864
Settlement of accrued dividend by issuance of Preferred stock	122,135	--	199,864
Recovery of Trilogy warrants	--	--	44,000
Conversion option liability on the convertible debenture	2,000,000	1,251,852	6,101,883
Reclassification of conversion option liability on convertible preferred stock	(46,732)	(9,158)	774,825
Reclassification of non-employee stock option	--	--	104,927
Detachable warrants liability - convertible debenture	840,000	266,200	6,371,780
Reclassification of detachable warrants	--	--	636,412
Warrants issued to settle license fee	--	--	94,500
Detachable warrants issued as deferred financing costs	116,761	93,656	357,640
Reclassification of conversion option on debenture to equity	31,804	--	16,720
Conversion of debenture to common stock	25,849	--	36,928

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

Management’s Liquidity Plans

Management estimates that the Company will require additional cash resources during 2007, based upon its current operating plan and condition. As of August 1, 2007, the Company anticipates that its cash requirements to fund these activities as well as other operating or investing cash requirements over the next two months will be greater than its current cash on hand. The Company is currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. If the Company is unable to obtain sufficient funds in the next two months, the Company will further reduce the size of its organization and will be forced to cease its production and operations, all of which could have a material adverse impact on its business prospects. In the event that the Company cannot raise additional capital and the Company defaults on the November 2005, September and October 2006 Securities Purchase Agreements, the investors in these convertible debentures could take a first priority security interest in all of its goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on the Company’s business prospects. The Company’s success depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR® system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As of June 30, 2007, the Company had cash balances and working capital deficit of $606,444 and $2,011,629, respectively, and total stockholders’ deficiency of $7,169,796. At August 1, 2007, the Company had approximately $448,000 in cash balances.

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through June 30, 2007 of $26,549,345 and cash flows used in operating activities during the development stage of $17,876,920. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities.

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

On November 14, 2005, September 12, 2006 and October 31, 2006 the Company entered into Securities Purchase Agreements with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC (“the Purchasers”) for the sale of an aggregate $5,875,000 in secured convertible notes and an aggregate of 63,100,000 warrants to purchase shares of the Company’s common stock. The secured convertible notes mature in 2.6 years at various dates through February 23, 2010. (See Note 4).

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of its assets and intellectual property. The Company was required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. On August 17, 2006, the Company withdrew the Registration Statement. The Company filed a new registration statement on September 13, 2006, with amendments filed December 8, 2006, January 11, 2007, February 8, 2007 and February 13, 2007 in accordance with the September 5, 2006 amended Securities Purchase Agreement. The SEC declared the registration statement effective February 13, 2007. Because the registration statement had not been declared effective within 120 days from November 14, 2005, the Company accrued liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares of common stock or cash. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, it will be required to pay liquidated damages in shares or cash, at its election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of June 30, 2007, the Company has accrued approximately $907,000 in liquidated damages. The Company will continue to accrue liquidated damages because all of the shares underlying the convertible notes and warrants were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $580,000 (430,500 euros) as of June 30, 2007. These components utilize Quantum Well Infrared Photodetectors (“QWIP”) technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

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

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the six months ended June 30, 2007 and 2006, the Company recorded a gain of $1,917,252 and a charge of $5,928,114 respectively, and for the quarter ended June 30, 2007 and 2006, the Company recorded a gain of $10,524,324 and a charge of $2,422,877 respectively, as a result of the change in fair value of these derivative instruments as follows:

	Three Months		Six Months
	Ended		Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Conversion option on convertible debenture (see Note 5)	($9,284,810)	$3,250,000	$760,247	$5,089,545
Conversion option on Series A convertible preferred stock (see Note 6)	(126,135)	(497,959)	(147,387)	115,415
Conversion option on Series B convertible preferred stock (see Note 6)	(60,768)	(127,733)	(81,222)	103,501
Detachable warrants (see Note 6)	(1,048,509)	(175,648)	(2,439,693)	579,741
Non employee stock options (see Note 7)	(4,102)	(25,783)	(9,197)	39,912

Total charge/(income)	($10,524,324)	$2,422,877	($1,917,252)	$5,928,114

Earnings / (Loss) Per Common Share

The Company displays earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The shares issuable upon the exercise of stock options, warrants, conversion of the convertible debenture and conversion of the series A and series B convertible preferred stock have not been included in the computation where the effect would be antidilutive. There were no dilutive securities for the quarter ended June 30, 2006, and the six months ended June 30, 2007 and 2006 as these periods had a net loss and the effect of any dilutive securities would have been anti-dilutive. The following table presents the shares used in the computation of fully diluted earnings per share for the three and six month periods ended June 30, 2007:

Quarter Ended June 30, 2007

Average weighted common shares outstanding	35,621,473

Series A convertible preferred stock	19,405,432

Series B convertible preferred stock	7,692,157

Convertible Debenture (if converted method)	1,019,572,476

Total fully diluted shares	1,082,291,538

There were no dilutive securities for the quarter ended June 30, 2006, the six months ended June 30, 2006 and 2007 as these periods had a net loss and the effect of any dilutive securities would have been anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following:

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Series A convertible preferred stock	-	5,146,956	19,405,432	5,146,956
Series B convertible preferred stock	-	1,853,470	7,692,157	1,853,470
Warrants to purchase common stock	69,172,719	8,216,666	69,172,719	8,216,666
Options to purchase common stock	7,806,339	7,946,057	7,806,339	7,946,057
Convertible Debenture	-	28,260,870	1,019,572,476	28,260,870
Total fully diluted shares	76,979,058	51,424,019	1,123,649,123	51,424,019

Stock-Based Compensation

The Company accounts for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123 (R)”). As a result, the Company’s net loss before taxes for the six months ended June 30, 2007 and 2006 included expenses of $13,423 and $276,037 and expenses of $4,836 and $8,586 three months ended June 30, 2007 and 2006, respectively, for the fair value of stock options granted to employees and outside directors. As of June 30, 2007 there was $65,801 of total unrecognized compensation related to stock options granted which is expected to be recognized over an approximate 1.75 year period. The fair value of the Company’s common stock options are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility, (2) risk-free interest rates and (3) expected life. The weighted average fair value of options at the date of grant using the Black-Scholes fair value based methodology for options granted in the year ended December 31, 2006 was estimated at $0.26. There were no new stock option awards granted in the six months ended June 30, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company has elected to record penalties in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the six months ended June 30, 2007. No interest or penalties on income taxes have been recorded during the six months ended June 30, 2007. Tax years subject to examination are 2003 through 2006. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations.

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, ”Accounting for Contingencies”. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. Adoption of EITF 06-6 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”)”. At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

NOTE 3 - Accrued Settlement with Former Officers

Accrued settlement with former officers, current and non-current, represent the settlement amounts for payroll deferred by the former Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO"), which aggregated $585,000 and $645,000 at June 30, 2007 and December 31, 2006, respectively. (See Note 8, Litigation).

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

Since the registration statement exceeded the 120 day time requirement to be declared effective and only a portion of the shares underlying the convertible notes and warrants were registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission, the Company accrued approximately $907,000 in liquidated damages as of June 30, 2007.

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

In connection with the October 31, 2006 Securities Purchase Agreement, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrant shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion options on the date of issuance of the notes was $750,000 on October 31, 2006 and $2,000,000 on February 23, 2007. The fair value of the warrants on the date of issuance was $1,320,000 and $840,000 respectively. On October 31, 2006 the fair value of the conversion options and warrants exceeded the face value of the convertible notes; the Company recorded a $1,070,000 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. On February 23, 2007, the fair value of the conversion options and warrants exceeded the face value of the convertible notes and the Company recorded a $1,840,000 charge in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the six months ended June 30, 2007. The convertible notes were recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

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

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option is valued at its intrinsic value because of the 40% discount to current market prices of the Company's common stock and the detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock price ($0.003), applicable volatility rates (165.22% - 180.87%), remaining contractual life (2.46 yrs.- 8.50 years) and the period close risk free interest rate for the instruments expected remaining life (4.96% - 5.06%) are the key assumptions used in the valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the conversion option for three and six months ended June 30, 2007 was a gain of $9,284,810 and a charge of $760,248, respectively.

During the six months ended June 30, 2007, the Company received Notices of Conversion from the Purchasers as follows:

Date of Conversion	Dollar of Note Converted	Price per Share	Common Stock Issued
2/13/2007	$1,500	$0.0150	100,000
2/27/2007	$1,500	$0.0150	100,000
3/2/2007	$1,600	$0.0160	100,000
3/6/2007	$1,200	$0.0120	100,000
3/9/2007	$980	$0.0098	100,000
3/16/2007	$610	$0.0061	100,000
3/22/2007	$570	$0.0057	100,000
3/28/2007	$570	$0.0057	100,000
4/2/2007	$1,425	$0.0057	250,000
4/4/2007	$1,425	$0.0057	250,000
4/9/2007	$1,300	$0.0052	250,000
4/12/2007	$1,350	$0.0054	250,000
4/17/2007	$1,350	$0.0054	250,000
4/20/2007	$1,150	$0.0046	250,000
4/25/2007	$850	$0.0034	250,000
4/30/2007	$675	$0.0027	250,000
5/3/2007	$625	$0.0025	250,000
5/8/2007	$625	$0.0025	250,000
5/14/2007	$625	$0.0025	250,000
5/17/2007	$625	$0.0025	250,000
5/21/2007	$625	$0.0025	250,000
5/24/2007	$600	$0.0024	250,000
5/29/2007	$600	$0.0024	250,000
5/31/2007	$600	$0.0024	250,000
6/5/2007	$600	$0.0024	250,000
6/8/2007	$575	$0.0023	250,000
6/13/2007	$500	$0.0020	250,000
6/15/2007	$375	$0.0015	250,000
6/20/2007	$375	$0.0015	250,000
6/25/2007	$375	$0.0015	250,000
6/27/2007	$69	$0.0015	43,909
Total	$25,849		6,343,909

As of June 30, 2007, the secured convertible notes issued pursuant to the Securities Purchase Agreements mature as follows:

For the Year Ending	Note
December 31,	Amount
2008	$963,072
2009	3,875,000
2010	1,000,000
Total	$5,838,072
Less debt discount	(5,120,163)
$717,909

NOTE 5 - Stockholders' Equity

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

Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at the Company’s option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of its common stock on the American Stock Exchange or Nasdaq Capital Market or, if not traded on such exchange or market, on the OTC Bulletin Board). Holders of series A preferred stock were issued 301,423 shares of series A preferred stock. The 10-day volume-weighted average price of the Company’s common stock was $0.206. The Company inadvertently issued an additional 183,869 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. On December 12, 2006, the Board of Directors voted to allow the stockholders to retain the additional shares of preferred stock that were issued as dividends. On December 12, 2006, the Board of Directors approved the payment of dividends in series A preferred stock to the holders of record as of December 15, 2006. On January 2, 2007 holders of series A preferred stock were issued 283,388 shares of series A preferred stock as dividends. The 10 day volume-weighted average price of the Company’s common stock was $0.047.

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series A convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series A convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series A convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series A convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series A convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $586,182. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $135,037. Excess of fair value over the dividend payable of $60,600 was recorded as a charge of $74,437 in the statement of operation in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. In January 2007, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $25,683. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $126,135 and $147,387 for the change in fair value for the three and six months ended June 30, 2007, respectively, in its statement of operations. The fair value of the series A conversion option was $3,881 and $125,585 at June 30, 2007 and December 31, 2006 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.003), applicable volatility rates (271.97%), remaining contractual life (0.46 years) and the period close risk free interest rate for the instruments remaining contractual life (4.78%).

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

Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series B preferred stock converted into 1 shares of common stock. With each tranche of the November 2005, the September 21, 2006, and the October 31, 2006 Securities Purchase Agreements, anti-dilution provision was triggered. As a result of the February 23, 2007 funding the conversion price of the series B preferred stock was reduced to $0.11 per share. The original investment price of $0.50 per share for the series B preferred stock is divided by the $0.11 per share. The result is every 1 share of series B preferred stock held converts into 4.55 shares of common stock for a total of 7,692,157 shares of common stock. The conversion price of the series B preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series B convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series B convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series B convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS 133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series B convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series B convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $244,533. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $17,129. In June 2006, 36,237 series B preferred shares were converted into 50,369 shares of common stock. Under the guidance of EITF 00-19, the Company re-measured the conversion option of these shares and reclassified the conversion liability of $9,158 to equity. In January 2007, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $21,049. The Company re-measured the fair value of the embedded conversion option and recorded a gain of $60,768 and $81,222 for the change in fair value for the three and six months ended June 30, 2007, respectively, in its statement of operations. The fair value of the series B conversion option was $6,923 and $67,096 at June 30, 2007 and December 31, 2006 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.003), applicable volatility rates (234.09%), remaining contractual life (1.12 years) and the period close risk free interest rate for the instruments remaining contractual life (4.95%).

Warrants

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

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between the Company and Axiom, Axiom will earn a finders fee of $130,000 in cash which has been accrued on at June 30, 2007. In addition, Axiom will receive five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after August 1, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069 and $0.045 for the 1st tranche and final tranche, respectively. The Company recorded the fair value of the warrants as deferred financing costs and amortizes the expense on a straight line basis over the term of the loan.

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

On January 30, 2006, the Company entered into a settlement agreement and mutual release (“Settlement Agreement”) with Lockheed Martin (“Lockheed”). (See Note 11 - Litigation) Under the terms of the Settlement Agreement, the Company agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company’s common stock at $0.65 per share. Because of the convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement (See Note 6), the Company might not have sufficient authorized shares in the future to settle exercises of these issued warrants. Under the guidance of EITF 00-19, the Company classified these warrants as liability based on their fair value of $94,500 on the date of grant.

The Company re-measured the fair value of all its issued warrants at June 30, 2007. The change in fair value for the three and six months ended June 30, 2007 was a gain of $1,048,509 and $2,439,693, respectively. The change of fair value is reported in the Company’s statement of operations. The fair value of the warrants was $171,403 and $1,654,336 at June 30, 2007 and December 31, 2006, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of the Company's common stock ($0.003), remaining contractual life (from 2.46 - 8.50 years), applicable volatility rates (165.22% - 180.87%) and the period close risk free interest rate for the instruments remaining contractual life (4.90% - 5.06%).

As of June 30, 2007 and 2006, the Company had warrants outstanding to purchase an aggregate of 69,172,719 and 8,216,666 common shares respectively.

A summary of stock warrant activity is as follows:

	June 30, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of year	49,172,719	$0.29
Warrants granted	20,000,000	0.08
Warrants exercised	--	--
Warrants forfeited	--	--
Outstanding, end of year	69,172,719	$0.23
Exercisable, end of year	69,172,719	$0.23

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

At June 30, 2007, under the 1998 stock option plan, options to purchase 3,285,785 shares of common stock were outstanding. These options have exercise prices ranging from $0.55 to $4.00 per share. Effective June 7, 2005, no further options can be granted from the 1998 stock option plan.

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

At June 30, 2007, under the 2005 Plan, 4,520,555 stock options and 330,000 shares of restricted stock have been granted.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4). Because of this, the Company might not have sufficient authorized shares in the future to settle exercises of its non-employee issued stock options. Under the guidance of EITF 00-19, share settlement of the Company's non employee issued stock options could no longer considered to be within the their control. The Company reclassified these non-employee stock options to a liability based on the fair value of the stock options on November 14, 2005 of $104,927. The Company re-measured the fair value of the non-employee stock options. For the three and six months ended June 30, 2007, a gain of $4,102 and $9,197, respectively, were recorded as a change in fair value in its statement of operations. The fair value of the Company's non-employee stock options was $351 and $9,548 at June 30, 2007 and December 31, 2006, respectively. The Company used the Black Scholes Valuation model to determine the fair value. The significant assumptions used include the actual period closing price of the Company's common stock ($0.003), applicable volatility rates (170.85% - 312.93%), remaining contractual life (0.32 -3.18 years) and the period close risk free interest rate for the instruments remaining contractual life (4.78%-4.98%).

A summary of activity under the stock option plans is as follows:

	June 30, 2007
		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Grant Date
	Shares	Price	Value	Fair Value
Outstanding, beginning of year	7,943,935	$0.74	--	--
Options granted	--	--	--	--
Options exercised	--	--	--	--
Options forfeited	137,596	$1.24	--	--
Outstanding, end of year	7,806,339	$0.73	$--	$--
Exercisable, end of year	7,457,215	$0.75	$--	$--

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

NOTE 8 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH ("AIM") in the amount of 430,500 Euros or $580,000 (at the current exchange rates) as of June 30, 2007. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments

The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space, which lease expires November 30, 2009. In addition, the Company previously leased office space in Mahwah, New Jersey at a monthly rental rate of approximately $2,900. In May 2007, the Company vacated the New Jersey office after the lease expired.

Future annual minimum lease payments under non-cancelable operating leases and arrangements as of June 30, 2007 are as follows:

Amount
Six Months Ending December 31, 2007	$31,600
Year Ending December 31, 2008	65,100
Year Ending December 31, 2009	61,800

Total	$158,500

Rent expenses charged to operations were $45,639 and $41,725 for the six months ended June 30, 2007 and June 30, 2006, respectively. Rent expense charged to operations for the three months ended June 30, 2007 and June 30, 2006 and for period February 7, 1997 (inception) to June 30, 2007 amounted to $18,996, $25,471, and $380,505, respectively.

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

On February 15, 2005, the Company moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties completed discovery and a final pretrial conference was held on August 17, 2005. On June 5, 2006 the Company entered into a Settlement and Release Agreement (“Agreement”) with our former Chief Financial Officer. The Agreement disposes of and resolves all disputes, claims, issues and differences between the former chief financial officer and the Company.

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

Employment and Consulting Agreements

On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its President and CEO, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. Due to the financial condition of the Company, this contract was not renewed. However, Mr. O’Connor continued his employment under the same salary arrangement as the expired employment agreement until May 2007. The employment agreement provided that Mr. O'Connor received a fixed salary at an annual rate of $225,000. In May 2007, Mr. O’Connor voluntarily reduced his salary 25% due to the financial constraints of the Company. The Company issued to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of the Company's common stock at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company paid Mr. O'Connor the balance of his prior employment contract bonus of $55,000 in two equal installments in April 2005 and January 2006. Based upon the attainment of specified performance goals determined by the Company’s Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor (1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant. On March 14, 2006 the Board of Directors approved a performance bonus of $28,000 in accordance with Mr. O’Connor’s employment agreement. The payment will be deferred until such time the CEO in his sole discretion, determines the Company’s financial situation supports such payment. In September 2006, all employees were asked to defer part of their salaries due to the Company’s declining financial position. After the Company entered the October 31, 2006 Securities Purchase Agreement, all employees began to receive their full compensation except for Mr. O’Connor who continued to defer approximately $2,100 per month until May 2007. In May 2007, Mr. O’Connor voluntarily opted to defer 25% of his salary. At June 30, 2007 the Company had recorded deferred compensation of $80,193 of which $58,655 was deferred for Mr. O’Connor.

On March 9, 2005, in settlement of arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, the Company announced that it entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remained a member of the Board of Directors until he voluntarily resigned his position on April 30, 2007. The agreement, which terminated Mr. Fauci's previous employment agreement with the Company, provided that Mr. Fauci performed consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expired December 2006. Mr. Fauci was nominated at the 2005 and 2006 annual meetings of stockholders to continue as a board member in accordance with the settlement agreement. In April 2007, Mr. Fauci voluntarily resigned from the board of directors. The agreement also provided for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's settlement of accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of June 30, 2007 the Company owed Mr. Fauci $20,000 in consulting fees and $525,000 for the settlement of deferred accrued salary.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations as of June 30, 2007:

Aggregate Commitment
Six months ending December 31, 2007	330,000
Year ending December 31, 2008	195,000

Totals	$525,000

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

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, the Company entered into a consulting agreement with Mark A. Fauci, a member of the board of directors. The agreement, which terminated Mr. Fauci's previous employment with the Company, provided that Mr. Fauci performed consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expired December 2006. Mr. Fauci was nominated at the 2005 and 2006 annual meetings of stockholders to continue as a board member in accordance with the settlement agreement. Mr. Fauci voluntarily resigned his position on the board of directors on April 30, 2007. The agreement also provided for a three-year payout schedule of the obligation to pay Mr. Fauci's settlement of accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of June 30, 2007 the Company paid Mr. Fauci $380,000 for consulting fees and $100,000 for settlement of deferred salary.

Under a Guaranty and Pledge Agreement entered into on November 14, 2005, the Company's President and Chief Executive Officer, agreed (i) to unconditionally guarantee the timely and full satisfaction of all obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the Purchasers, their successors, endorsees, transferees or assigns under the Securities Purchase Agreement and other transaction documents to the extent of 2,677,000 shares of the Company's common stock issued in the Company's name, and (ii) to grant to their successors, endorsees, transferees or assigns a security interest in the 2,677,000 shares, as collateral security for such obligations.

During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of the Board of Directors was compensated $95,000 for his service in this role to the Company. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure the Company’s Board. The Company offered Dr. Davis a new consulting contract in January 2006, whereby he will provide medical and scientific expertise for the Company. Dr. Davis was compensated $5,000 per month for his consulting services. This agreement was amended in May 2006 and his compensation was reduced to $2,500 per month for June through September 2006. As of October 1, 2006 the agreement was amended again and Dr. Davis’ compensation was increased to $4,000 per month. In May 2007, his consulting fees were reduced to $2,000 for May 2007 and $1,000 for June 2007. Beginning July 1, 2007, his services were suspended due to the financial condition of the Company. In the six months ended June 30, 2007, the Company paid Dr. Davis $16,000.

NOTE 10 - Subsequent Events

Effective August 3, 2007, Marek Pawlowski voluntarily resigned as the Company’s Vice President of Product Development to pursue other opportunities. He will continue to serve the Company on a consulting basis.

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the six months ended June 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

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

Our principal executive offices are located at 125 Wilbur Place, Suite 120, Bohemia, New York 11716, and our telephone number is (631) 244-8244.

Plan of Operations

Planned Clinical Trials in 2007.

•
Pigmented Lesions of the Skin assessment (Melanoma).  Melanoma detection and assessment represents a large clinical problem and a disease state where the BioScanIR® system may readily measure and assess the primary photonic emissions of skin tumors. In July 2007, we began a pilot research trial at Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School. The first results for this trial are anticipated to be available in the third quarter 2007.

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

We intend to concentrate our efforts and pursue clinical trials in the above noted applications provided that we have sufficient funds to do so. Previously, we had reported that we had also intended to organize a clinical trial to test the assessment of peripheral perfusion. The assessment of peripheral perfusion after tourniquet stress is a non invasive method of measuring peripheral outflow as a measure of systemic vascular disease. The current methods employ ultrasound techniques over which we may have significant benefits. After further investigation, we have decided to focus our limited assets on pigmented lesions of the skin assessment (Melanoma) and adjunctive screening and detection of breast cancer. As of August 1, 2007, we had two fully functional prototype or commercial units installed in various U.S. medical institutions for testing and evaluation.

As of August 1, 2007, we anticipate that our cash requirements to fund these activities as well as other operating or investing cash requirements over the next two months will be greater than our current cash on hand. We have reduced the size of our organization and have cut back operational expenses. But, if we are unable to obtain additional sufficient funds in the next two months, we will be forced to cease our production and operations, all of which could have a material adverse impact on our business prospects. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Results of Operations

The following represents a summary of the results of operations for the three months ended June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Research and development	$111,500	$302,483
Selling, general and administrative	440,472	479,198
Total Operating Expenses	551,972	781,681
Operating Loss	(551,972)	(781,681)
Change in fair value of non-employee stock options, warrants, and conversion options	(10,524,324)	2,422,877
Registration rights penalties	186,209	109,333
Interest and other expenses, net	261,605	50,156
Net Income (Loss)	9,524,538	(3,364,047)
Accumulated Dividend on Series A Convertible Preferred Stock	21,348	15,500
Accumulated Dividend on Series B Convertible Preferred Stock	14,793	10,047
Net income (loss) attributable to common stockholders- basic and diluted	$9,488,397	$(3,389,594)
Basic net income (loss) per share	$0.27	$(0.11)
Weighted average number of shares outstanding - basic	35,621,473	30,735,540
Diluted net income (loss) per share	$0.01	$(0.11)
Weighted average number of shares outstanding - diluted	1,082,291,538	30,735,540

Three Months ended June 30, 2007 as Compared to Three Months ended June 30, 2006

Net Income / (Loss). We had net income of $9,524,538 and net loss of $3,364,047 for the three months ended June 30, 2007 and 2006, respectively. The net income attributable to common stockholders was $9,488,398 for the three months ended June 30, 2007 compared to the $3,389,594 net loss attributable to common stockholders for the three months ended June 30, 2006. For the three months ended June 30, 2007 and 2006 this included a non-cash gain of $10,524,324 and a non-cash charge of $2,422,877, respectively, for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non employee options. We used the intrinsic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

For the three month period ended June 30, 2007 and 2006, this included $21,348 and $15,500, respectively, of accumulated dividends on our series A convertible preferred stock and $14,793 and $10,047, respectively, of accumulated dividends on our series B convertible preferred stock. Dividends are payable in cash or, at our option, in additional shares of series A and series B convertible preferred stock. We have been a development stage enterprise and have had a cumulative net loss of $24,967,838 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement, the August 10, 2005 proprietary rights offering and the November 14, 2005, September 12, 2006 and October 31, 2006 Securities Purchase Agreements, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR® System.

Research and Development Expenses. Research and development expense decreased by $190,483, or 63.1%, to $111,500 from $302,483, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Significant components of the research and development activity for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 were:

Technical salaries and consulting expense decreased by $87,625 to $36,749 from $124,374 attributable to a reduction of headcount in our product development support staff to one employee from five employees. Fewer employees in the three months ended June 30, 2007 attributed to the decrease in business travel and entertainment expenses by $14,944 to $4,464 from $19,408. Recruitment expense decreased $17,253 to $978 for the three months ended June 30, 2007 from $18,281 for the three months ended June 30, 2006.

Expenses for materials used in research and development and pilot site support decreased by $59,488 to $8,500 for the three months ended June 30, 2007 from $67,988 for the three months ended June 30, 2006. In the last quarter of 2005, we hired an outside consulting firm to perform our quality, regulatory and clinical service. We terminated the contract with the consulting firm in the third quarter 2006. During the three months ended June 30, 2006 we paid $45,000 to the consulting firm compared to $0 during the three months ended June 30, 2007. Expense incurred for materials used in product development was $0 during three months ended June 30, 2007 compared to $20,005 during the three months ended June 30, 2006. Pilot site support increased $8,500 for the three months ended June 30, 2007 from $0 for the three months ended June 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $38,726, or 8.1%, to $440,472 from $479,198 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Significant components of the decrease for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 were:

Consulting expenses were $11,780 and $94,645 for the three months ended June 30, 2007 and 2006, respectively. Of the $82,915 decrease, $50,000 was attributable to the completion of the two year business consulting agreement we entered into with the former CEO. The agreement was part of a settlement of an arbitration proceeding which paid our former CEO $200,000 per year and expired December 2006. In the three months ended June 30, 2006, we had $50,000 in expenses related to this agreement. We also terminated the consulting contract with an outside firm that did investor relations in the fourth quarter 2006. For the three months June 30, 2006 we had $30,000 in investor relation consulting expense compared to $0 for the three months ended June 30, 2007.

Administrative and business development payroll and payroll related expenses increased $45,737 to $163,961 from $118,224. In the three months ended June 30, 2006, administrative salaries were reduced by $134,632 to adjust for the over accrual for deferred officer’s salaries. There was no adjustment made in 2007. In the three months ended June 30, 2007, there was a reduction in headcount by two part time employees as the Vice President of Medical Affairs and an administrative support person ceased being employees in the second quarter of 2006. In addition, during the three months ended June 30, 2007, three employee’s wages and time were reduced. These reductions reduced salaries by $75,884 to $134,332 from $210,216 for the three months ended June 30, 2007 and 2006, respectively.

Investor relation expenses decreased by $33,023 to $3,221 for the three months ended June 30, 2007 from $36,244 for the three months ended June 30, 2006. A significant part of the decrease was attributable the costs associated with the 2006 proxy and annual shareholder meeting. A 2007 proxy or shareholder meeting has not been scheduled. Marketing expense was $0 for the three months ended June 30, 2007 compared to $21,516 for the three months ended June 30, 2006. The decrease was primarily due to the termination in the second quarter of 2006 of an outside firm we hired for public relations and marketing.

For the three months ended June 30, 2007, financing costs increased $50,568 to $92,525 from $41,957 for the three months ended June 30, 2006. The increase was related to the amortized expense of deferred financing costs related to the Securities Purchase Agreements we entered into on November 14, 2005, September 12, 2006 and October 31, 2006.

Insurance expense increased $12,906 to $73,653 for the three months ended June 30, 2007 from $60,747 for the three months ended June 30, 2006. The increase is attributable to the increased premium charged for the Director’s and Officer’s liability insurance. The policy renews each November.

Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

The following represents a summary of the results of operations for the six months ended June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Research and development	$260,583	$641,916
Selling, general and administrative	999,839	1,462,073
Total Operating Expenses	1,260,422	2,103,989
Operating Loss	(1,260,422)	(2,103,989)
Change in fair value of non-employee stock options, warrants, and conversion options	(1,917,252)	5,928,114
Registration rights penalties	371,051	109,333
Interest and other expenses, net	433,649	142,916
Net Loss	(147,870)	(8,284,352)
Accumulated Dividend on Series A Convertible Preferred Stock	42,696	31,000
Accumulated Dividend on Series B Convertible Preferred Stock	29,585	21,363
Net loss attributable to common stockholders- basic and diluted	$(220,151)	$(8,336,715)
Basic and diluted net loss per share	$(0.01)	$(0.27)
Weighted average number of shares outstanding	33,070,948	30,654,103

Net Loss. We had net losses of $147,870 and $8,284,352 for the six months ended June 30, 2007 and 2006, respectively. The net loss attributable to common stockholders decreased by $8,116,562 to $220,151 for the six months ended June 30, 2007 from $8,336,715 for the six months ended June 30, 2006. For the period ended June 30, 2007 and 2006, this included $42,696 and $31,000, respectively, of accumulated dividends on our series A convertible preferred stock and $29,585 and $21,363, respectively, of accumulated dividends on our series B convertible preferred stock. The dividends are payable in cash or, at our option, additional shares of Series A and Series B convertible preferred stock. We have been a development stage enterprise and have had a cumulative net loss of $24,967,838, since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement the proceeds of the August 10, 2005 proprietary rights offering and the November 2005, September 2006 and October 2006 Securities Purchase Agreements, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR® System.

The loss for the six month period ended June 30, 2007 included a $1,917,252 gain for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. The loss for the six month period ended June 30, 2006 included a $5,928,114 charge for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non employee option. We used the intrinsic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

Research and Development Expenses. Research and development expense decreased by $381,333 to $260,583 from $641,916, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
Significant components of the research and development activity for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were:

Technical salaries and consulting expense decreased by $137,513 to $101,289 from $238,802 attributable to a reduction of four production development staff. Having fewer employees in the six months ended June 30, 2007 attributed to the decrease in business travel and entertainment by $34,653 to $13,087 from $47,740. Recruitment expense decreased $50,976 to $3,398 for the six months ended June 30, 2007 from $54,374 for the six months ended June 30, 2006.

Expenses for materials used in research and development and pilot site support decreased by $148,914 to $10,246 for the six months ended June 30, 2007 from $159,160 for the six months ended June 30, 2006. In the last quarter of 2005, we hired an outside consulting firm to perform our quality, regulatory and clinical service. During the six months ended June 30, 2006 we paid $90,000 to the consulting firm compared to $0 during the six months ended June 30, 2007. Expenses for materials to refurbish and upgrade our BioScanIR’s at pilot sites in the six months ended June 30, 2006 were $48,380 compared to $0 spent in the six months ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $462,234 to $999,839 from $1,462,703 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Significant components of the decrease for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were:

Consulting expenses decreased $150,351 to $36,437 for the six months ended June 30, 2007 from $186,788 for the six months ended June 30, 2006. The decrease was attributable to the completion of the two year business consulting agreement we entered into with the former CEO. The agreement was part settlement of an arbitration proceeding which paid our former CEO $200,000 per year and expired December 2006. In the six months ended June 30, 2006 we had $100,000 in expenses related to this agreement compared to $0 in the six months ended June 30, 2007. In the fourth quarter of 2006, we also terminated the consulting contract with an outside firm that did investor relations. For the six months ended June 30, 2006 we had $50,000 in investor relation consulting expense compared to $0 for the six months ended June 30, 2007. In the six months ended June 30, 2006, members of our board of directors were granted options to purchase shares of common stock for their service. The fair value of the options granted was $292,981. There were no new options granted in 2007.

Administrative and business development payroll expenses decreased $12,445 to $403,514 for the six months ended June 30, 2007 from $415,959 for the six months ended June 30, 2007. A reduction in headcount of two employees from 2006 and reducing wages of three employees in 2007 accounted for the decrease of approximately $103,000 in payroll. In March 2006, based upon the attainment of specified performance goals determined by our Compensation Committee and our CEO, we agreed to pay our CEO $28,000 under the terms of his employment agreement. The $28,000 bonus was accrued and not paid due to the financial condition of the Company. There was no bonus accrued for the CEO in the six months ended June 30, 2007. These decreases were offset by a reduction in administrative salaries to adjust for the over accrual for deferred officer’s salaries of $134,632 in the six months ended June 30, 2006. There were no adjustments made in 2007. Fewer employees accounted for the $17,625 decrease in travel and entertainment expense to $3,004 from $20,629 in the six months ended June 30, 2007 and 2006, respectively.

Our legal fees decreased $13,440 to $30,167 for the six months ended June 30, 2007 from $43,607 for the six months ended June 30, 2006. A settlement agreement with our former CFO resulted in higher legal fees in 2006. Accounting fees increased $50,656 to $178,877 for the six months ended June 30, 2007 from $128,221 for the six months ended June 30, 2006 due to the additional time spent on review of complex accounting transactions.

Financing costs increased $104,661 to $180,738 for the six months ended June 30, 2007 from $76,077 for the six months ended June 30, 2006. The increase is related to amortized expense of deferred financing costs related to the Securities Purchase Agreements we entered into November 2005, September 2006 and October 2006.

Insurance expense increased $19,835 to $141,305 for the six months ended June 30, 2007 from $121,470 for the six months ended June 30, 2006. The increase is attributable to the increased premium charged for the Director’s and Officer’s liability insurance. The policy renews each November.

In the six months ended June 30, 2007, investor relations expense decreased $109,846 to $3,876 compared to $113,722 for the six months ended June 30, 2006. In 2006, we hired an outside investor relations firm. The firm was awarded a stock grant with a $61,750 fair value. In addition, for the six months ended June 30, 2006 the investor relations firm received $15,000 in fees. The contract was terminated in December 2006. There were no expenses incurred in 2007. We hired a public relations company in December of 2005 and terminated the contact in June 2006. There was no marketing expense for the six months ended June 30, 2007 compared to $41,725 for the six months ended June 30, 2006.

Liquidity and Capital Resources

Management estimates that it will require additional cash resources during 2007, based upon its current operating plan and condition. As of August 1, 2007, we anticipate that our cash requirements to fund these activities as well as other operating or investing cash requirements over the next two months will be greater than our current cash on hand. If we are unable to obtain additional sufficient funds in the next two months, we will further reduce the size of our organization, and will be forced cease our production and operations, all of which could have a material adverse impact on our business prospects. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. In the event that we cannot raise additional capital and we default on the November 2005, September and October 2006 Securities Purchase Agreements, the investors could take a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on our business prospects. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR® system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

As of June 30, 2007, we had cash balances and working capital deficit of $606,444 and $2,011,629, respectively, and total stockholders’ deficiency of $7,169,796. At August 1, 2007, we had approximately $448,000 in cash balances.

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 through June 30, 2007 of $26,549,345 and cash flows used in operating activities during the development stage of $17,876,920. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities.

December 2004 Private Placement

On December 14, 2004, we received gross proceeds of $1,550,000 in a completed a private placement of 1,550,000 shares of its series A convertible preferred stock. (See Note 5 of the accompanying financial statements.) We issued, for no additional consideration, to the investors in the private placement, five year warrants to purchase 465,000 shares of our common stock at an exercise price of $1.10 per share, which expire December 14, 2009. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were triggered by the subscription rights offering, the warrant exercise price was reduced to $0.50 per share. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at our option, additional shares of series A convertible preferred stock. On October 28, 2005, as anti-dilution protection to each investor in the December 2004 Private Placement, we issued additional five year warrants to purchase 1,550,000 shares of its common stock with an exercise price of $0.75 per share which will expire on August 9, 2010. We could receive an additional $1,395,000 if all of the warrants issued to the investors in the December 2004 private placement are exercised. There can be no assurance as to how many, if any, warrants will be exercised.

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible notes. In addition, we granted the Purchasers a security interest in substantially all of our assets and intellectual property. We were required to file a registration statement covering two times the number of shares issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission. A Registration Statement was filed on December 22, 2005 and amendments on February 13, 2006, April 7, 2006, June 5, 2006 and June 30, 2006. On August 17, 2006, we withdrew the Registration Statement. We filed a new registration statement on September 13, 2006 and amendments on December 8, 2006, January 11, 2007, February 8, 2007 and February 13, 2007 in accordance with the September 5, 2006 amended Securities Purchase Agreement. The SEC declared the registration statement effective February 13, 2007. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we will be required to pay liquidated damages in shares of our common stock or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. Because the registration statement was not declared effective within 120 days from November 14, 2005, we have accrued liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures. At June 30, 2007, we accrued approximately $907,000 in liquidated damages. We will continue to accrue liquidated damages because all of shares underlying the convertible notes and warrants were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission.

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

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between us and Axiom, Axiom will earn a finders fee of $130,000 in cash which has been accrued on our financial statement for the six months ended June 30, 2007. In addition, Axiom will receive five year warrants to purchase shares of our common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after August 1, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069 and $0.045 for the 1st tranche and final tranche, respectively.

During the six months ended June 30, 2007, we received Notices of Conversion from the Purchasers as follows:

Date of Conversion	Dollar of Note Converted	Price per Share	Common Stock Issued
2/13/2007	$1,500	$0.0150	100,000
2/27/2007	$1,500	$0.0150	100,000
3/2/2007	$1,600	$0.0160	100,000
3/6/2007	$1,200	$0.0120	100,000
3/9/2007	$980	$0.0098	100,000
3/16/2007	$610	$0.0061	100,000
3/22/2007	$570	$0.0057	100,000
3/28/2007	$570	$0.0057	100,000
4/2/2007	$1,425	$0.0057	250,000
4/4/2007	$1,425	$0.0057	250,000
4/9/2007	$1,300	$0.0052	250,000
4/12/2007	$1,350	$0.0054	250,000
4/17/2007	$1,350	$0.0054	250,000
4/20/2007	$1,150	$0.0046	250,000
4/25/2007	$850	$0.0034	250,000
4/30/2007	$675	$0.0027	250,000
5/3/2007	$625	$0.0025	250,000
5/8/2007	$625	$0.0025	250,000
5/14/2007	$625	$0.0025	250,000
5/17/2007	$625	$0.0025	250,000
5/21/2007	$625	$0.0025	250,000
5/24/2007	$600	$0.0024	250,000
5/29/2007	$600	$0.0024	250,000
5/31/2007	$600	$0.0024	250,000
6/5/2007	$600	$0.0024	250,000
6/8/2007	$575	$0.0023	250,000
6/13/2007	$500	$0.0020	250,000
6/15/2007	$375	$0.0015	250,000
6/20/2007	$375	$0.0015	250,000
6/25/2007	$375	$0.0015	250,000
6/27/2007	$69	$0.0015	43,909
Total	$25,849		6,343,909

General

We have committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $581,000 (430,500 euros) as of June 30, 2007. These components utilize QWIP technology. We have the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

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

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2007. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the six months ended June 30, 2007, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of unregistered securities issued during the period January 2007 through August 2007.

From January 1, 2007 through August 1, 2007, we issued 6,343,909 shares of common stock upon conversion of $25,846 of a previously issued secured convertible notes. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Advanced BioPhotonics Inc. or executive officers of Advanced BioPhotonics Inc., and transfer was restricted by Advanced BioPhotonics Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3 - Default Upon Senior Securities

We are in default with the Purchasers under the November 2005 Securities Purchase Agreement because the registration statement was not declared effective within 120 days from November 14, 2005 and all of shares underlying the convertible notes and warrants were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission.  We are required to pay liquidated damages in shares of our common stock or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. At June 30, 2007, we accrued approximately $907,000 in liquidated damages.

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

Advanced BioPhotonics Inc.

Date: August 9, 2007	By:	/s/ Denis A. O’Connor
Denis A. O’Connor
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Celia Schiffner
Celia Schiffner
Controller (Principal Financial Officer)