Form 10QSB
period 2007-09-30
Advanced BioPhotonics Inc.
filed 2007-11-09
CIK 1096182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2007	Commission file number: 0-27943

ADVANCED BIOPHOTONICS INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3386214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Wilbur Place, Suite 120 Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:       (631) 244 - 8244

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

The number of shares outstanding of the registrant’s Common Stock as of November 2, 2007 was 37,434,881 shares.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

ADVANCED BIOPHOTONICS INC.

SEPTEMBER 30, 2007 FORM 10-QSB QUARTERLY REPORT

PART I

Item 1.  Financial Information

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$333,117	$850,061
Prepaid expenses and other current assets	32,268	243,682

Total Current Assets	365,385	1,093,743

Property and equipment, net	127,316	178,528

Other assets:
Equipment deposits	232,977	232,977
Deferred financing costs, net	670,628	690,379
Security deposits	9,662	15,062

TOTAL ASSETS	$1,405,968	$2,210,689

See notes to condensed financial statements.

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES
Notes payable	$-	$119,901
Accounts payable and accrued expenses	451,690	582,023
Professional fees payable	200,824	213,981
Accrued registration rights penalties payable	1,095,252	536,333
Accrued interest payable	634,604	257,797
Accrued settlement with former officers	530,000	450,000
Accrued employees compensation	4,327	116,668
Dividends payable	-	122,135

Total Current Liabilities	2,916,697	2,398,838
Convertible debentures(net of debt discount $5,238,712 and $4,324,341, respectively)	849,360	539,578
Detachable warrants	371,757	1,654,336
Non employee stock options	6,422	9,548
Conversion option on convertible debentures	10,958,528	4,400,688
Conversion option on series A convertible preferred stock	234,900	125,585
Conversion option on series B convertible preferred stock	132,778	67,096
Accrued settlement with former officers	15,000	195,000

Total Long Term Liabilities	12,568,745	6,991,831
Total Liabilities	15,485,442	9,390,669

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Series A Convertible preferred stock, $.01 par value, 3,000,000 shares authorized; 2,134,811 and 1,851,423 shares issued and outstanding, respectively, liquidation preference $2,134,811 and $1,851,423, respectively	21,348	18,514
Series B Convertible preferred stock, $.01 par value, 7,000,000 shares authorized; 1,690,584 and 1,333,432 shares issued and outstanding, respectively, liquidation preference $845,292 and $666,716, respectively	16,906	13,335
Common stock, $.001 par value; 200,000,000 shares authorized; 40,111,881issued and 37,434,881 outstanding in 2007 and 33,767,972 shares issued and 31,090,972 outstanding in 2006 respectively	40,111	33,767
Additional paid-in capital	19,314,345	19,158,556
Deficit accumulated during the development stage	(33,469,507)	(26,401,475)
Treasury stock, at cost, 2,677,000 and shares issued	(2,677)	(2,677)
Total Stockholders’ Deficiency	(14,079,474)	(7,179,980)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,405,968	$2,210,689

See notes to condensed financial statements.

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
					Cumulative
					For the Period
					From February 7,
					1997 (inception)
	For the Nine months Ended		For the Quarter Ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Development revenues	$—	$—	$—	$—	$69,800

Development costs	—	—	—	—	20,000

GROSS PROFIT	—	—	—	—	49,800

OPERATING EXPENSES
Research and development	345,863	984,832	85,280	342,916	10,231,489
Selling, general and administrative	1,401,049	2,041,010	401,210	578,937	13,606,313
Related party legal expense	—	—	—	—	544,881
Write-off of public offering costs	—	—	—	—	501,992

TOTAL OPERATING EXPENSES	1,746,912	3,025,842	486,490	921,853	24,884,675

OPERATING LOSS	(1,746,912)	(3,025,842)	(486,490)	(921,853)	(24,834,875)

OTHER (INCOME) EXPENSES
Change in fair value of non employee stock options, warrants and conversion options	4,065,446	3,396,148	5,982,698	(2,531,966)	3,804,629
Registration rights penalties	558,919	241,200	187,868	131,867	1,095,252
Interest and other expenses, net	696,755	276,288	263,106	133,372	2,153,244

NET (LOSS) INCOME	(7,068,032)	(6,939,478)	(6,920,162)	1,344,874	(31,888,000)

Series A Convertible Preferred Stock beneficial conversion feature	—	—	—	—	1,161,249
Series B Convertible Preferred Stock beneficial conversion feature	—	—	—	—	420,258
Deemed dividend on issuance of additional Series A Convertible Preferred Stock Warrants	—	—	—	—	449,500
Accumulated Dividends on Series A Convertible Preferred Stock	64,044	46,500	21,348	15,500	205,770
Accumulated Dividends on Series B Convertible Preferred Stock	44,378	32,044	14,793	10,681	112,073

NET (LOSS)/INCOME ATTRIBUTABLE TO COMMON STOCK HOLDERS- BASIC AND DILUTED	$(7,176,454)	$(7,018,022)	$(6,956,303)	$1,318,693	$(34,236,850)

Basic net (loss) income per share	$(0.21)	$(0.23)	$(0.19)	$0.04
Weighted average number of shares outstanding - basic	34,541,577	30,697,588	37,434,881	30,783,141
Diluted net (loss) income per share	$(0.21)	$(0.23)	$(0.19)	$0.02
Weighted average number of shares outstanding - diluted	34,541,577	30,697,588	37,434,881	85,954,981

See accompanying notes to condensed financial statements.

Advanced BioPhotonics Inc.

(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Nine Months Ended September 30,2007

										Deficit
										Accumulated
					Series A		Series B			During the
	Common Stock		Treasury Stock		Preferred Stock		Preferred Stock		Additional	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Stage	Total

Balance at January 1, 2007	33,767,972	33,767	(2,677,000)	(2,677)	1,851,423	18,514	1,333,432	13,335	19,158,556	(26,401,475)	(7,179,980)

Issuance of dividends on series A Convertible
Preferred Stock to settle accrued dividends	-	-	-	-	283,388	2,834	-	-	71,223	-	74,057
Issuance of dividends on series B Convertible	-	-	-	-	-	-	-	-	-	-	-
Preferred Stock to settle accrued dividends	-	-	-	-	-	-	357,152	3,571	44,507	-	48,078
Reclass of conversion option on preferred shares	-	-	-	-	-	-	-	-	(46,732)	-	(46,732)
issued to settle dividends	-	-	-	-	-	-	-	-	-	-	-
Conversion of convertible debenture to common stock	6,343,909	6,344	-	-	-	-	-	-	19,505	-	25,849
Reclass of the fair value of the conversion option	-	-	-	-	-	-	-	-	-	-	-
upon conversion of debenture	-	-	-	-	-	-	-	-	31,804	-	31,804
Stock option compensation expense	-	-	-	-	-	-	-	-	35,482	-	35,482
Net Loss	-	-	-	-	-	-	-	-	-	(7,068,032)	(7,068,032)
-
Balance at September 30, 2007 (Unaudited)	40,111,881	40,111	(2,677,000)	(2,677)	2,134,811	21,348	1,690,584	16,906	19,314,345	(33,469,507)	(14,079,474)

See notes to condensed financial statements

Advanced BioPhotonics Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For the Nine months ended September 30,		Cumulative For the Period From February 7, 1997 (inception) through September 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,068,032)	$(6,939,478)	$(31,888,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,212	63,007	1,031,756
Loss on disposal of net assets	—	—	20,584
Unrealized loss from foreign currency transactions	—	—	19,271
Warrants issued to related party for legal services	—	—	95,000
Warrants and stock options compensation expense	35,482	447,034	2,552,727
Issuance of common stock as compensation	—	64,030	774,530
Amortization of original issue discount	—	—	329,625
Amortization of deferred financing costs	274,512	132,456	672,790
Amortization of debt discount on convertible debentures	335,628	138,335	568,438
Write off of deferred offering costs	—	—	37,000
Change in fair value of non-employee stock options, warrants and conversion options	4,065,446	3,396,148	3,804,629

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	211,414	180,920	530,249
Other assets	5,400	(5,400)	(143,907)
Accounts payable and accrued expenses	(130,333)	36,934	784,951
Professional fees payable	(13,157)	31,177	61,762
Accrued license fees	—	(323,000)	94,500
Accrued interest payable	376,807	171,913	654,269
Accrued employee compensation	(112,341)	90,923	4,327
Accrued registration right payable	558,919	241,200	1,095,252
Accrued settlement with former officers	(100,000)	(224,632)	545,000

NET CASH USED IN OPERATING ACTIVITIES	(1,509,043)	(2,498,433)	(18,355,247)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	—	(60,704)	(1,294,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (costs of) issuance of common stock	—	—	12,522,477
Net proceeds from issuance of Series A preferred stock	—	—	1,518,928
Net proceeds from issuance of Series B preferred stock	—	—	491,688
Proceeds from issuance of warrants	—	—	40,000
Proceeds from options exercised	—		44,880
Issuance of bridge note payable	—	—	1,025,000
Payment of deferred financing costs	(73,000)	(260,154)	(660,154)
Proceeds from convertible debenture, net	1,185,000	2,290,000	5,820,000
Repayment of notes payable	(119,901)	(152,512)	(819,646)

NET CASH PROVIDED BY FINANCING ACTIVITIES	992,099	1,877,334	19,983,173

NET (DECREASE) INCREASE IN CASH	(516,944)	(681,803)	333,117

CASH AND CASH EQUIVALENTS –Beginning	850,061	868,363	—

CASH AND CASH EQUIVALENTS – Ending	$333,117	$186,560	$333,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:

Interest	$2,686	$6,501	$978,682
Income Taxes	—	—	4,509

Non cash investing and financing activities:

Conversion of bridge notes	—	—	1,065,625
Conversion of accounts payable to notes payable	—	—	237,861
Insurance premiums financed using a note	—		745,257
Cashless exercise of stock options resulting the issuance of 27,399 shares of common stock.	—	—	27
Issuance of collateral shares in Company’s name	—	—	2,677
Beneficial conversion charge attributable to Series A preferred stock	—	—	1,161,249
Beneficial conversion charge attributable to Series B preferred stock	—	—	420,258
Deemed dividend on issuance of warrants to series A preferred stockholders	—	—	449,500
Dividends accrued on preferred stock	—	—	199,864
Settlement of accrued dividend by issuance of Preferred stock	122,135	—	199,864
Recovery of Trilogy warrants	—	—	44,000
Conversion option liability on the convertible debenture	2,260,639	2,046,265	6,362,522
Reclassification of conversion option liability on convertible preferred stock	(46,732)	(9,258)	774,825
Reclassification of non-employee stock option	—	—	104,927
Detachable warrants liability - convertible debenture	1,160,000	4,051,733	6,691,780
Reclassification of detachable warrants	—	—	636,412
Warrants issued to settle license fee	—	—	94,500
Detachable warrants issued as deferred financing costs	116,761	143,447	357,640
Reclassification of conversion option on debenture to equity	31,804	—	16,720
Conversion of debenture to common stock	25,849	—	36,928

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

Management’s Liquidity Plans

Management estimates that the Company will require additional cash resources during 2007, based upon its current operating plan and condition. As of November 1, 2007, the Company anticipates that its cash requirements to fund these activities as well as other operating or investing cash requirements over the next month will be greater than its current cash on hand. The Company is currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. If the Company is unable to obtain sufficient funds in the next month, the Company will further reduce the size of its organization and will be forced to cease its production and operations, all of which could have a material adverse impact on its business prospects. In the event that the Company cannot raise additional capital and the Company defaults on the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements, the investors in these convertible debentures could take a first priority security interest in all of its goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on the Company’s business prospects. The Company’s success depends upon many factors, including securing market acceptance for its products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR® system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As of September 30, 2007, the Company had cash balances and working capital deficit of $333,117 and $2,551,312, respectively, and total stockholders’ deficiency of $14,079,474. At November 1, 2007, the Company had approximately $205,000 in cash balances.

The Company has a deficit accumulated during the development stage, which commenced on February 7, 1997 through September 30, 2007 of $33,469,507 and cash flows used in operating activities during the development stage of $18,355,247. The accumulated loss resulted principally from costs incurred in developing its business plan, acquiring licenses for its technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities.

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $614,000 (430,500 euros) as of September 30, 2007. These components utilize Quantum Well Infrared Photodetectors (“QWIP”) technology. The Company has the exclusive license for QWIP technology from the California Institute of Technology ("Caltech") for biomedical applications.

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

Convertible Debentures and Derivative Liabilities

In November 2005, September 2006, October 2006 and August 2007, the Company entered into Securities Purchase Agreements for convertible notes and warrants. (See Note 4).  The convertible notes are convertible into an indeterminate number of shares. The conversion option and warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance of Emerging Issues Task Force Issue No. 19 (“EITF 00-19”). The convertible notes are recorded at their residual value. The resultant discount is accreted up to the maturity date of the convertible notes using the effective interest rate method.

The Company records the registration rights penalty in accordance with FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2”). FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" ("FAS 5"). FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

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

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option embedded in the convertible notes is valued at its intrinsic value as the conversion price is fixed at a 40% discount to current market prices on conversion dates. Pursuant to the August 29, 2007 Amendment of Notes, the applicable discount changed from 40% to 50% on the outstanding secured convertible notes between the Company and the Purchasers. The conversion options embedded in the preferred stock, detachable warrants and non-employee stock options are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the nine months ended September 30, 2007 and 2006, the Company recorded a charge of $4,065,446 and $3,396,148 respectively, and for the quarter ended September 30, 2007 and 2006, the Company recorded a charge of $5,982,698 and a gain of $2,531,966 respectively, as a result of the change in fair value of these derivative instruments as follows:

	Three Months		Nine months
	Ended		Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Conversion option on convertible debenture (see Note 5)	$5,739,399	$91,167	$6,499,646	$5,180,594
Conversion option on Series A convertible preferred stock (see Note 6)	231,019	(473,055)	83,632	(357,640)
Conversion option on Series B convertible preferred stock (see Note 6)	125,855	(211,969)	44,633	(108,380)
Detachable warrants (see Note 6)	(119,646)	(1,848,547)	(2,559,339)	(1,268,806)
Non employee stock options (see Note 7)	6,071	(89,562)	(3,126)	(49,620)

Total charge/(income)	$5,982,698	($2,531,966)	$4,065,446	$3,396,148

Earnings / (Loss) Per Common Share

The Company displays earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The shares issuable upon the exercise of stock options, warrants, conversion of the convertible debenture and conversion of the series A and series B convertible preferred stock have not been included in the computation where the effect would be antidilutive. There were no dilutive securities for the quarter ended September 30, 2007, and the nine months ended September 30, 2007 and 2006 as these periods had a net loss and the effect of any dilutive securities would have been anti-dilutive. The following table presents the shares used in the computation of fully diluted earnings per share for the three month period ended September 30, 2006:

Quarter Ended September 30, 2006

Average weighted common shares outstanding	30,783,141

Series A convertible preferred stock	5,609,812

Series B convertible preferred stock	2,026,817

Convertible Debenture (if converted method)	47,535,211

Total fully diluted shares	85,954,981

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following:

	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Series A convertible preferred stock	30,506,449	—	30,506,449	5,609,812
Series B convertible preferred stock	12,070,770	—	12,070,770	2,026,817
Warrants to purchase common stock	89,172,719	28,958,658	89,172,719	28,958,658
Options to purchase common stock	7,455,516	8,023,360	7,455,516	8,023,360
Convertible Debenture	1,217,614,374	—	1,217,614,374	47,535,211
Total fully diluted shares	1,356,819,828	36,982,018	1,356,819,828	92,153,858

Stock-Based Compensation

The Company accounts for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123 (R)”). As a result, the Company’s net loss before taxes for the nine months ended September 30, 2007 and 2006 included expenses of $20,134 and $306,619, respectively, and expenses of $6,711 and $30,582, respectively, for the three months ended September 30, 2007 and 2006, respectively, for the fair value of stock options granted to employees and outside directors. For the nine and three months ended September 30, 2007 and 2006 the fair value of stock options granted to consultants were $15,349 and $20,386 respectively and $3,773 and $6,795 respectively. As of September 30, 2007 there was $55,316 of total unrecognized compensation related to stock options granted which is expected to be recognized over an approximate 1.5 year period. The fair value of the Company’s common stock options are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility, (2) risk-free interest rates and (3) expected life. The weighted average fair value of options at the date of grant using the Black-Scholes fair value based methodology for options granted in the year ended December 31, 2006 was estimated at $0.26. There were no new stock option awards granted in the nine months ended September 30, 2007.

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

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company has elected to record penalties in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the nine months ended September 30, 2007. No interest or penalties on income taxes have been recorded during the nine months ended September 30, 2007. Tax years subject to examination are 2003 through 2006. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 3 - Accrued Settlement with Former Officers

Accrued settlement with former officers, current and non-current, represent the settlement amounts for payroll deferred by the former Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO"), which aggregated $545,000 and $645,000 at September 30, 2007 and December 31, 2006, respectively. (See Note 8, Litigation).

NOTE 4 - Securities Purchase Agreement

On November 14, 2005, the Company entered into a Securities Purchase Agreement with the AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners, II, LLC (“the Purchasers”) for the sale of (i) $4,000,000 in secured convertible notes and (ii) warrants to purchase 4,000,000 shares of the Company’s common stock. As of July 25, 2006, the Purchasers provided the Company $3,100,000 of the $4,000,000. On September 5, 2006, the Company entered into an amendment to the Securities Purchase Agreement to reduce the sale to an aggregate of $3,100,000 principal amount of secured convertible notes and an aggregate of 3,100,000 warrants to purchase shares of common stock.

The secured convertible notes bear interest at 8%, unless the Company's common stock is greater than $0.2875 per share for each trading day of a month, in which event no interest is payable during such month. Interest is to be paid quarterly. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and were initially convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such, these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company's option, in any month where the current stock price is below the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing), the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. Pursuant to the August 29, 2007 Amendment of Notes, the applicable discount changed from 40% to 50% on the outstanding secured convertible notes between the Company and the Purchasers.

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

Since the registration statement exceeded the 120 day time requirement to be declared effective and only a portion of the shares underlying the convertible notes and warrants were registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission, the Company accrued approximately $1,095,000 in liquidated damages as of September 30, 2007.

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

In connection with the closing on November 14, 2005 of the first tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion option on the date of issuance of the notes was $612,903. The fair value of the warrants on the date of issuance was $160,048. As such the convertible notes were recorded on the date of issuance at the residual value of $227,049. On January 4, 2006 in the 2nd tranche of $1,000,000 of convertible notes and warrants for 1,000,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $851,852 and the fair value of the warrants on the date of issuance was $157,000. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $8,852 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible note was recorded at the residual value of $0. On May 10, 2006, in the advance of the 3rd tranche of $600,000 of convertible notes and warrants for 600,000 shares of common stock, the fair value of the conversion option on the date of issuance of the note was $400,000 and the fair value of the warrants on the date of issuance was $109,200. As such the convertible notes were recorded on the date of issuance at the residual value of $90,800. On July 24, 2006 in the final advance of the 3rd tranche of $500,000 of convertible notes and warrants for 500,000 shares of common stock, the fair value of the conversion option on the date of issuance of the notes was $586,957 and the fair value of the warrants on the date of issuance was $122,897. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $209,854 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible note will be recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

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

The Purchasers provided the Company with the funds as follows:

• $275,000 was disbursed on September 12, 2006;
• $250,000 was disbursed on October 4, 2006 and
• $250,000 was disbursed on November 6, 2006.

The secured convertible notes bear interest at 8%, unless the Company’s common stock is greater than $0.3125 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and were initially convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such, these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company’s option, in any month where the current stock price is below the Initial Market Price which is $0.30, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. Pursuant to the August 29, 2007 Amendment of Notes, the applicable discount changed from 40% to 50% on the outstanding secured convertible notes between the Company and the Purchasers.

The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. If the registration statement is not declared effective within 120 days from the date of filing, the Company is required to pay liquidated damages to the Purchasers. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares of common stock or cash, at the Company’s election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of September 30, 2007, the Purchasers have not written a demand to require the Company to file a registration statement.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.30 per share. The warrants shares carry the same registration rights as the shares underlying the convertible notes.

In connection with the closing on September 12, 2006 of the first tranche of $275,000 of convertible notes and warrants for 20,000,000 shares of common stock, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion options on the date of issuance of the notes was $207,456 for September 12, 2006, $402,174 on October 4, 2006 and $290,541 on November 6, 2006. The fair value of the warrants on the date of issuance was $3,662,522. Since the fair value of the conversion option and warrant exceeded the face value of the convertible notes, the Company recorded a $3,594,978 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. In the 2nd and 3rd tranche, on October 4, 2006 and November 6 2006 the fair value of the conversion option exceeded the face value of the convertible notes. The Company recorded charges of $152,174 and $40,541 respectively, which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. The convertible notes were recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

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

The secured convertible notes bear interest at 8%, unless the Company’s common stock is greater than $0.10 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and were initially convertible into common stock, at the Purchasers' option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such, these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company’s option, in any month where the current stock price is below the Initial Market Price, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term “Initial Market Price” means the volume weighted average price of the Common Stock for the five trading days immediately preceding the closing which was $0.069. Pursuant to the August 29, 2007 Amendment of Notes, the applicable discount changed from 40% to 50% on the outstanding secured convertible notes between the Company and the Purchasers.

The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes, and the warrants. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the Company’s election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of September 30, 2007, the Purchasers have not written a demand to require the Company to file a registration statement.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.08 per share. The warrants shares carry the same registration rights as the shares underlying the convertible notes.

In connection with the October 31, 2006 Securities Purchase Agreement, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion options on the date of issuance of the notes was $750,000 on October 31, 2006 and $2,000,000 on February 23, 2007. The fair value of the warrants on the date of issuance was $1,320,000 and $840,000 respectively. On October 31, 2006 the fair value of the conversion options and warrants exceeded the face value of the convertible notes; the Company recorded a $1,070,000 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. On February 23, 2007, the fair value of the conversion options and warrants exceeded the face value of the convertible notes and the Company recorded a $1,840,000 charge in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the nine months ended September 30, 2007. The convertible notes were recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

On August 29, 2007, the Company entered into a Securities Purchase Agreement with the certain Purchasers and a related entity for the sale of (i) $250,000 in secured convertible notes; and (ii) warrants to purchase 20,000,000 shares of the Company’s common stock. The Company received the $250,000 from the certain Purchasers and a related entity on August 30, 2007.

The secured convertible notes bear interest at 8%, unless the Company’s common stock is greater than $0.10 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. As such, these notes are convertible into an indeterminate number of shares of the Company's common stock. At the Company’s option, in any month where the current stock price is below the Initial Market Price, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term “Initial Market Price” means the volume weighted average price of the Common Stock for the five trading days immediately preceding the closing which was $0.018.

The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers, which will include the common stock underlying the secured convertible notes. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the Company’s election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. As of September 30, 2007, the Purchasers have not written a demand to require the Company to file a registration statement.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.02 per share. The warrants shares do not carry the same registration rights as the shares underlying the convertible notes.

In connection with the August 29, 2007 Securities Purchase Agreement, the Company reviewed the provisions of EITF 00-19 to determine if the conversion option and the detachable warrants should be accounted for as derivative financial instruments. The convertible notes are convertible into an indeterminate number of shares and collateral was posted in connection with the sale of these instruments. As such the conversion option and detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19. The fair value of the conversion options on the date of issuance of the notes was $260,638 on August 29, 2007. The fair value of the warrants on the date of issuance was $320,000. On August 29, 2007 the fair value of the conversion options and warrants exceeded the face value of the convertible notes; the Company recorded a $330,638 charge which was included in the statement of operations in change of fair value of non-employee stock options, warrants and conversion options during the nine months ended September 30, 2007. The convertible notes were recorded at the residual value of $0. The resultant debt discount recorded on the secured convertible notes will be amortized over the three-year life of the instrument using the effective interest rate method with a charge to interest expense.

Pursuant to the November 14, 2005, September 12, 2006, October 31, 2006 and August 29, 2007 Securities Purchase Agreements, the Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds.

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

Under the terms of the November 2005, September 12, 2006, October 31, 2006 and August 29, 2007 Securities Purchase Agreements, the full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. Events of default include:

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

In addition, the Company granted the Purchasers a security interest in substantially all of the Company’s assets and intellectual property. In the event that the Company defaults on the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements, the investors could take a first priority security interest in all of the Company’s goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on the Company’s business prospects. As of September 30, 2007 the Company is in default under the terms of the November 2005, September 12, 2006 and October 31, 2006 Securities Purchase Agreements for failure to pay interest on the convertible notes. The Purchasers have granted the Company a waiver for defaults and damages resulting from such defaults related to the payment of interest on secured convertible debentures issued pursuant to the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements.

The Purchasers have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The conversion option is valued at its intrinsic value because of the 50% discount to current market prices of the Company's common stock and the non employee options, detachable warrants and preferred stock conversion option are valued using the Black Scholes valuation model. Actual period close common stock price ($0.014), applicable volatility rates (143.88% - 529.96%), remaining contractual life (0.07 yrs.- 8.25 years) and the period close risk free interest rate for the instruments expected remaining life (1.03% - 4.37%) are the key assumptions used in the valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the non employee stock options, warrants and conversion option for three and nine months ended September 30, 2007 was a charge of $5,982,698 and $4,065,446, respectively.

During the nine months ended September 30, 2007, the Company received Notices of Conversion from the Purchasers as follows:

Date of Conversion	Dollar of Note Converted	Price per Share	Common Stock Issued
2/13/2007	$1,500	$0.0150	100,000
2/27/2007	$1,500	$0.0150	100,000
3/2/2007	$1,600	$0.0160	100,000
3/6/2007	$1,200	$0.0120	100,000
3/9/2007	$980	$0.0098	100,000
3/16/2007	$610	$0.0061	100,000
3/22/2007	$570	$0.0057	100,000
3/28/2007	$570	$0.0057	100,000
4/2/2007	$1,425	$0.0057	250,000
4/4/2007	$1,425	$0.0057	250,000
4/9/2007	$1,300	$0.0052	250,000
4/12/2007	$1,350	$0.0054	250,000
4/17/2007	$1,350	$0.0054	250,000
4/20/2007	$1,150	$0.0046	250,000
4/25/2007	$850	$0.0034	250,000
4/30/2007	$675	$0.0027	250,000
5/3/2007	$625	$0.0025	250,000
5/8/2007	$625	$0.0025	250,000
5/14/2007	$625	$0.0025	250,000
5/17/2007	$625	$0.0025	250,000
5/21/2007	$625	$0.0025	250,000
5/24/2007	$600	$0.0024	250,000
5/29/2007	$600	$0.0024	250,000
5/31/2007	$600	$0.0024	250,000
6/5/2007	$600	$0.0024	250,000
6/8/2007	$575	$0.0023	250,000
6/13/2007	$500	$0.0020	250,000
6/15/2007	$375	$0.0015	250,000
6/20/2007	$375	$0.0015	250,000
6/25/2007	$375	$0.0015	250,000
6/27/2007	$69	$0.0015	43,909
Total	$25,849		6,343,909

As of September 30, 2007, the secured convertible notes issued pursuant to the Securities Purchase Agreements mature as follows:

For the Year Ending	Note
December 31,	Amount
2008	$963,072
2009	3,875,000
2010	1,250,000
Total	$6,088,072
Less debt discount	(5,238,712)
$849,360

NOTE 5 - Stockholders' Equity

Series A Convertible Preferred Stock

On December 14, 2004, the Company completed a private placement of 1,550,000 shares of its series A convertible preferred stock and warrants to purchase 465,000 shares of its common stock at $1.10 per share. The Company received gross proceeds of $1,550,000. The Company allocated $387,667 of the gross proceeds to the warrants based on estimated fair value. In accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") the Company recorded a non-cash charge of $1,161,249 to deficit accumulated during the development stage in fiscal 2004. The non-cash charge measures the difference between the relative fair value of the series A convertible preferred stock and the fair market value of the Company's common stock issuable pursuant to the conversion terms on the date of issuance. Holders of the series A convertible preferred stock are entitled to receive a cumulative dividend of 4% per annum, payable either in cash or, at the Company's option, additional shares of series A convertible preferred stock. As a result of anti-dilution provisions relating to the series A convertible preferred stock and the warrants that were issued by the subscription rights offering consummated on August 10, 2005, the conversion price of its series A convertible preferred stock was reduced to $0.50 per share and the exercise price of the warrants was reduced to $0.50 per share. As a result of the reduction in the series A convertible preferred stocks conversion price, the Company recorded a non-cash charge of approximately $703,000 during the third quarter of 2005 in accordance with EITF 00-27. On October 28, 2005, as anti-dilution protection, the Company issued additional five year warrants to purchase 1,550,000 shares of its common stock to the December 2004 private placement investors. The warrants have an exercise price of $0.75 per share and will expire August 9, 2010. The Company recorded a deemed dividend charge of $449,500 for the fair value of those warrants during fiscal 2005. As a result of the issuance of the secured convertible notes and warrants under the November 14, 2005, September 12, 2006, October 31, 2006 and the August 29, 2007 Securities Purchase Agreements, the series A preferred stock conversion price was reduced pursuant to the anti-dilution clause of the certificate of designation.

Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series A preferred stock converted into 2 shares of common stock. With each tranche of the November 2005, the September 12, 2006, October 31, 2006 and the August 29, 2007 Securities Purchase Agreements, anti-dilution provision was triggered. As a result of the August 29, 2007 funding the conversion price of the series A preferred stock was reduced to $0.07 per share. The original investment price of $1.00 per share for the series A preferred stock is divided by the $0.07 per share and result in the conversion of every 1 share of series A preferred stock held can be converted into 14.29 shares of common stock for a total of 30,506,449 shares of common stock.  The conversion price of the series A preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

Holders of our series A preferred stock are entitled to receive a cumulative dividend of 4% per year, payable annually in cash or, at the Company’s option, in additional shares of series A preferred stock (computed on the basis of the 10-day volume-weighted average price of its common stock on the American Stock Exchange or Nasdaq Capital Market or, if not traded on such exchange or market, on the OTC Bulletin Board). Holders of series A preferred stock were issued 301,423 shares of series A preferred stock. The 10-day volume-weighted average price of the Company’s common stock was $0.206. In December 2005, the Company inadvertently issued an additional 183,869 series A preferred dividend shares in lieu of cash dividends than the holders were required to receive. On December 12, 2006, the Board of Directors voted to allow the stockholders to retain the additional shares of preferred stock that were issued as dividends. On December 12, 2006, the Board of Directors approved the payment of dividends in series A preferred stock to the holders of record as of December 15, 2006. On January 2, 2007 holders of series A preferred stock were issued 283,388 shares of series A preferred stock as dividends. The 10 day volume-weighted average price of the Company’s common stock was $0.047.

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series A convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series A convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series A convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series A convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series A convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $586,182. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $135,037. Excess of fair value over the dividend payable of $60,600 was recorded as a charge of $74,437 in the statement of operation in change of fair value of non-employee stock options, warrants and conversion options during the year ended December 31, 2006. In January 2007, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $25,683. The Company re-measured the fair value of the embedded conversion option and recorded a charge of $231,019 and $83,632 for the change in fair value for the three and nine months ended September 30, 2007, respectively, in its statement of operations. The fair value of the series A conversion option was $234,900 and $125,585 at September 30, 2007 and December 31, 2006 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.014), applicable volatility rates (529.96%), remaining contractual life (0.21 years) and the period close risk free interest rate for the instruments remaining contractual life (3.71%).

Proprietary Rights Offering

On August 10, 2005 the Company consummated a subscription rights offering to existing stockholders of the Company, for which the Company received gross proceeds of $703,934, issued 1,407,867 shares of series B convertible preferred stock convertible originally on a one-to-one basis into shares of the Company's common stock and five year warrants to purchase 703,934 shares of common stock. In accordance with EITF 00-27, the Company recorded a non-cash charge of approximately $420,000 during fiscal 2005 associated with the sale of our series B convertible preferred stock. The charge measures the difference between the relative fair value of the series B convertible preferred stock and the fair market value of the shares of the Company’s common stock issuable pursuant to the conversion terms on the date of issuance. As a result of the issuance of the secured convertible notes and warrants under the November 14, 2005, September 12, 2006, October 31, 2006 and the August 29, 2007 Securities Purchase Agreements, the series B preferred stock conversion price was reduced pursuant to the anti-dilution clause of the certificate of designation.

Prior to the November 14, 2005 Securities Purchase agreement, 1 share of series B preferred stock converted into 1 shares of common stock. With each tranche of the November 2005, the September 21, 2006, October 31, 2006 and the August 29, 2007 Securities Purchase Agreements, anti-dilution provision was triggered. As a result of the August 29, 2007 funding the conversion price of the series B preferred stock was reduced to $0.07 per share. The original investment price of $0.50 per share for the series B preferred stock is divided by the $0.07 per share. The result is every 1 share of series B preferred stock held converts into 7.14 shares of common stock for a total of 12,070,770 shares of common stock. The conversion price of the series B preferred stock was adjusted based on a calculation as set forth in the certificate of designation. The price was determined by multiplying: (i) the conversion price in effect immediately prior thereto; by (ii) a fraction, (A) the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the issuance of such dilutive securities and the number of shares of common stock which the aggregate consideration received for the issuance of such dilutive securities would purchase at the Reference Price which is the 30-day volume-weighted average price of the Company’s common stock and (B) the denominator of which shall be the number of shares of common stock outstanding immediately after the issuance of such dilutive securities (assuming the conversion to common stock of all such dilutive securities that are derivative securities).

Holders of our series B preferred stock are entitled to receive a cumulative dividend of 7% per year, payable annually in cash or, at the Company’s option, in additional shares of series B preferred stock (computed on the basis of the 10-day volume-weighted average price of its common stock on the American Stock Exchange or Nasdaq Capital Market or, if not traded on such exchange or market, on the OTC Bulletin Board). The holders of series B preferred stock were issued 76,467 shares of series B preferred stock. In December 2005, the Company inadvertently issued an additional 16,701 series B preferred dividend shares in lieu of cash dividends than the holders were required to receive. On December 12, 2006, the Board of Directors voted to allow the stockholders to retain the additional shares of preferred stock that were issued as dividends. On December 12, 2006, the Board of Directors approved the payment of dividends in series B preferred stock to the holders of record as of December 15, 2006. On January 2, 2007 holders of series B preferred stock were issued 357,152 shares of series B preferred stock as dividends. The 10 day volume-weighted average price of our common stock was $0.047.

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

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4) Because of this, the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments. In addition, the series B convertible preferred stock anti dilution provisions will be triggered upon conversions of the November 14, 2005 convertible debentures should their conversion price be less than the existing conversion price of the series B convertible preferred stock. As such, the November 14, 2005 sale of convertible debentures caused the series B convertible preferred stock to be convertible into an indeterminate number of shares. Additionally, since the preferred stock does not embody a claim to a residual interest in the Company, it was determined to be more akin to a debt instrument as defined in SFAS 133. As such, the Company determined that the conversion option should be bifurcated from the preferred stock instrument. Under the guidance of EITF 00-19, share settlement of the series B convertible preferred stock could no longer be considered to be within the control of the Company. The Company reclassified the embedded conversion option in the series B convertible preferred stock from equity to a liability based on the fair value of the conversion option on November 14, 2005 of $244,533. In January 2006, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $17,129. In June 2006, 36,237 series B preferred shares were converted into 50,369 shares of common stock. Under the guidance of EITF 00-19, the Company re-measured the conversion option of these shares and reclassified the conversion liability of $9,158 to equity. In January 2007, the Company recorded the embedded conversion option in the dividend shares as a derivative liability at fair value of $21,049. The Company re-measured the fair value of the embedded conversion option and recorded a charge of $125,855 and $44,633 for the change in fair value for the three and nine months ended September 30, 2007, respectively, in its statement of operations. The fair value of the series B conversion option was $132,778 and $67,096 at September 30, 2007 and December 31, 2006 respectively. The Company used the Black Scholes Valuation model to determine the fair value of the conversion option. The significant assumptions used include the actual period closing price of the Company's common stock ($0.014), applicable volatility rates (348.27%), remaining contractual life (0.86 years) and the period close risk free interest rate for the instruments remaining contractual life (4.03%).

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

On November 17, 2005, the Company entered into a settlement agreement and mutual release ("Settlement Agreement") with Trilogy. The Settlement Agreement terminates the Consulting Agreement with Trilogy entered into on September 22, 2005, the Finder's Fee Agreement with Trilogy entered into on July 25, 2005 and the Letter of Engagement with Trilogy entered into on September 14, 2005. The terms of the Settlement Agreement are that the Company agreed to pay Trilogy 3% of the gross proceeds they receive from the Securities Purchase Agreement the Company entered into on November 14, 2005 with the Purchasers for the sale of (i) $4,000,000 in secured convertible notes and (ii) 4,000,000 warrants. The Company also agreed to pay Trilogy $1,664 for marketing costs and $6,250 for fees under the Letter of Engagement from the period October 14, 2005 through November 1, 2005. Trilogy agreed to return and relinquish all rights, title and interest to the 2,400,000 warrants they were given and release the Company of all prior agreements and understandings between Trilogy and the Company. The Company paid $93,000 related to this settlement as of December 31, 2006 with $42,000 allocated to the recovery of warrants.

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

Pursuant to the November 8, 2005 amended Finder's Fee Agreement, between the Company and Axiom, Axiom will earn a finders fee of $130,000 in cash which has been accrued at September 30, 2007. In addition, Axiom will receive five year warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, of which 1,151,393 and 1,777,778 will be granted after November 1, 2007. The warrants are exercisable for a period of five years from date of issuance. The number of warrants to be issued is computed by dividing the total dollar investment by the initial market price (100% of the volume weighted average price of our common stock for the five days prior to closing) multiplied by the 8% warrant coverage as agreed. Warrants were issued pro rata upon each investment tranche. The initial market price was $0.069 and $0.045 for the 1st tranche and final tranche, respectively. The Company recorded the fair value of the warrants as deferred financing costs and amortizes the expense on a straight line basis over the term of the loan.

On August 29, 2007, the Company entered into a new Securities Purchase Agreement with the Purchasers for the sale of (i) $250,000 in secured convertible notes and (ii) warrants to purchase 20,000,000 shares of the Company’s common stock.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.02 per share. The Purchasers may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, then the Company will not receive any proceeds.

Pursuant to the November 2005, September 2006, October 2006 and the August 2007 Securities Purchase Agreements, upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. The market price is determined by averaging the last reported sale prices for the Company’s shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company’s principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers and a related entity have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The convertible debentures issued in connection with the November 2005, September 2006, October 2006 and the August 2007 Securities Purchase Agreement are convertible into an indeterminate number of shares. Because of this, the Company would not have sufficient authorized shares to settle exercises of the warrants issued to the Purchasers or Axiom on the date of issuance. In addition, the underlying shares of the Purchasers warrants were subject to the liquidating damages provisions of the Registration Rights Agreement. If the registration statement that was filed by the Company is not declared effective within 120 days from November 14, 2005 or fails to maintain effectiveness of the registration statement then the Company will be required to pay liquidated damages to the Purchasers in the amount of 2% per month on the outstanding principal amount of the convertible debentures in shares or cash. In accordance with the provisions of EITF 00-19 both the Purchasers and Axiom warrants were recorded as liabilities at their fair values on the date of issuance of $160,048 and $60,569, respectively. In January 2006, the warrants issued to both the Purchasers and Axiom in connection with the 2nd tranche was recorded as liabilities at their fair values on the date of issuance of $157,000 and $62,064, respectively. On May 10, 2006, the warrants issued to both the Purchasers and Axiom in connection with the advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $109,200 and $31,592, respectively. On July 24, 2006, the warrants issued to both the Purchasers and Axiom in connection with the final advance of the 3rd tranche was recorded as liabilities at their fair values on the date of issuance of $122,879 and $32,909, respectively. In connection with the September 12, 2006 Securities Purchase Agreement the warrants issued to both the Purchasers and Axiom in connection with the 1st tranche were recorded as liabilities at their fair values on the date of issuance of $3,662,522 and $16,882, respectively. On October 4, 2006 and November 6, 2006, the warrants issued Axiom in connection with the 2nd and 3rd tranche were recorded as liabilities at their fair values on the date of issuance of $19,226 and $17,636, respectively. In connection with the October 31, 2006 Securities Purchase Agreement the warrants to be issued to the Purchasers were recorded as liabilities at their fair values on October 31, 2006 and February 23, 2007 of $1,320,000 and $840,000, respectively. In connection with the August 29, 2007 Securities Purchase Agreement the warrants to be issued to the Purchasers were recorded as liabilities at their fair values of $320,000.

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

On January 30, 2006, the Company entered into a settlement agreement and mutual release (“Settlement Agreement”) with Lockheed Martin (“Lockheed”). (See Note 8 - Litigation) Under the terms of the Settlement Agreement, the Company agreed to issue 500,000 warrants to Lockheed, with each such warrant entitling Lockheed to purchase from the Company, at any time prior to December 28, 2015, one share of the Company’s common stock at $0.65 per share. Because of the convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement (See Note 4), the Company might not have sufficient authorized shares in the future to settle exercises of these issued warrants. Under the guidance of EITF 00-19, the Company classified these warrants as liability based on their fair value of $94,500 on the date of grant.

The Company re-measured the fair value of all its issued warrants at September 30, 2007. The change in fair value for the three and nine months ended September 30, 2007 was a gain of $119,646 and $2,559,339, respectively. The change of fair value is reported in the Company’s statement of operations. The fair value of the warrants was $371,757 and $1,654,336 at September 30, 2007 and December 31, 2006, respectively. The Company used the Black Scholes Valuation model to determine the fair value of the warrants. The significant assumptions used include the actual period closing price of the Company's common stock ($0.014), remaining contractual life (from 2.21 - 8.25 years), applicable volatility rates (143.88% - 253.64%) and the period close risk free interest rate for the instruments remaining contractual life (3.95% – 4.37%).

As of September 30, 2007 and 2006, the Company had warrants outstanding to purchase an aggregate of 89,172,719 and 28,958,658 common shares respectively.

A summary of stock warrant activity is as follows:

	September 30, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of period	49,172,719	$0.29
Warrants granted	40,000,000	0.05
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, end of period	89,172,719	$0.18
Exercisable, end of period	89,172,719	$0.18

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

At September 30, 2007, under the 1998 stock option plan, options to purchase 3,275,516 shares of common stock were outstanding. These options have exercise prices ranging from $0.55 to $4.00 per share. Effective September 7, 2005, no further options can be granted from the 1998 stock option plan.

On March 7, 2005, the board of directors of the Company adopted and approved the 2005 Incentive Compensation Plan (the "2005 Plan"), which was approved by the stockholders on September 7, 2005 at the annual meeting of stockholders.

The terms of the 2005 Plan provide for the issuance of up to 5,000,000 awards of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock related awards and performance awards that may be settled in cash, stock or other property. On September 26, 2006, our stockholders approved to amend the 2005 Plan to increase the number of grants available under the Plan from 5,000,000 to 10,000,000.

At September 30, 2007, under the 2005 Plan, 4,180,000 stock options and 330,000 shares of restricted stock have been granted.

EITF 00-19 requires that the classification of contracts that could result in derivative instruments be reassessed at each balance sheet date. The convertible debentures issued in connection with the November 14, 2005 Securities Purchase Agreement are convertible into an indeterminate number of shares. (See Note 4). Because of this, the Company might not have sufficient authorized shares in the future to settle exercises of its non-employee issued stock options. Under the guidance of EITF 00-19, share settlement of the Company's non employee issued stock options could no longer considered to be within the their control. The Company reclassified these non-employee stock options to a liability based on the fair value of the stock options on November 14, 2005 of $104,927. The Company re-measured the fair value of the non-employee stock options. For the three and nine months ended September 30, 2007, a charge of $6,071 and a gain of $3,126, respectively, were recorded as a change in fair value in its statement of operations. The fair value of the Company's non-employee stock options was $6,422 and $9,548 at September 30, 2007 and December 31, 2006, respectively. The Company used the Black Scholes Valuation model to determine the fair value. The significant assumptions used include the actual period closing price of the Company's common stock ($0.014), applicable volatility rates (222.56% - 489.30%), remaining contractual life (0.07 – 2.92 years) and the period close risk free interest rate for the instruments remaining contractual life (1.03%-4.07%).

A summary of activity under the stock option plans is as follows:

	September 30, 2007
		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Grant Date
	Shares	Price	Value	Fair Value
Outstanding, beginning of period	7,943,935	$0.74	—	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	488,419	$0.55	—	—
Outstanding, end of period	7,455,516	$0.76	$—	$—
Exercisable, end of period	7,106,392	$0.78	$—	$—

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

Caltech License Agreement

In September 1997, the Company entered into an option agreement with Caltech, which grants the Company the right to enter into an exclusive license to exploit Caltech's infrared radiation detection technology in the field of detection of infrared radiation for commercial medical applications. In addition, the Company has the right to sublicense this technology. The Company is obligated to pay Caltech a royalty based on revenues derived from licensed products and services and from sublicenses. The Company issued Caltech 542,172 shares of its common stock in connection with the license agreement. The license may be cancelled at Caltech's option if it has not received minimum license fees of $10,000 in any one-year period commencing September 30, 1999. The license continues in effect for as long as the patent rights remain effective, which will be from 2018 to 2020, depending on the relevant patent.

While in effect, the agreement requires that the Company pay 50% of all attorneys' fees in connection with preparation, filing and prosecution, issuance and maintenance of the licensed patent rights in the United States. The Company is also obligated to pay 100% of patent costs in foreign jurisdictions.

NOTE 8 - Commitments and Contingencies

Purchase Commitments

The Company has committed to purchase infrared camera components from AEG Infrarot-Module GmbH ("AIM") in the amount of 430,500 Euros or $614,000 (at the current exchange rates) as of September 30, 2007. These components utilize QWIP technology. The Company has the exclusive license for QWIP technology from Caltech for biomedical applications.

Operating Lease Commitments

The Company leases facilities in Bohemia, New York for approximately 6,550 square feet of space, which lease expires November 30, 2009. In addition, the Company previously leased office space in Mahwah, New Jersey at a monthly rental rate of approximately $2,900. In May 2007, the Company vacated the New Jersey office after the lease expired.
Future annual minimum lease payments under non-cancelable operating leases and arrangements as of September 30, 2007 are as follows:

Amount
Three months Ending December 31, 2007	$16,000
Year Ending December 31, 2008	65,100
Year Ending December 31, 2009	61,800

Total	$142,900

Rent expenses charged to operations were $61,304 and $58,413 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Rent expense charged to operations for the three months ended September 30, 2007 and September 30, 2006 and for period February 7, 1997 (inception) to September 30, 2007 amounted to $15,665, $16,689, and $396,170, respectively.

Litigation

On March 8, 2003, the Company's former Chief Financial Officer ("CFO") filed a declaratory judgment action against the Company in the US District Court for the District of New Jersey. The complaint alleged that while serving as both a director and CFO, he was awarded stock options to purchase 2,538,324 shares of common stock. He was seeking specific determination that he was entitled to these options, as well as approximately $462,000 in deferred salary.

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

On February 15, 2005, the Company moved for partial summary judgment on the CFO's deferred salary claim. By Order dated March 23, 2005, the Court denied the Company's motion, but allowed the Company to renew its motion at the close of discovery. The Court did find that it is unlikely that the CFO could recover any deferred compensation prior to April 1, 1999. The parties completed discovery and a final pretrial conference was held on August 17, 2005. On September 5, 2006 the Company entered into a Settlement and Release Agreement (“Agreement”) with our former Chief Financial Officer. The Agreement disposes of and resolves all disputes, claims, issues and differences between the former chief financial officer and the Company.

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

Employment and Consulting Agreements

On March 4, 2005, the Company announced the appointment of Denis A. O'Connor as its President and CEO, effective March 23, 2005. Mr. O'Connor was also appointed to the Company's Board of Directors on March 7, 2005. The Company entered into an employment agreement with Mr. O'Connor, with a two-year term expiring in March 2007, with an option to renew for one additional year. Due to the financial condition of the Company, this contract was not renewed. However, Mr. O’Connor continued his employment under the same salary arrangement as the expired employment agreement. The employment agreement provided that Mr. O'Connor received a fixed salary at an annual rate of $225,000. In May 2007, Mr. O’Connor voluntarily deferred 25% of his salary due to the financial constraints of the Company. The Company issued to Mr. O'Connor, upon commencement of employment, stock options to purchase an aggregate of 852,000 shares of the Company's common stock at an exercise price of $1.00 per share, with 27,000 shares vesting immediately and the remaining 825,000 shares vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company also issued options to purchase an additional 825,000 shares of our common stock at an exercise price of $1.00 per share from the 2005 Incentive Plan, vesting in three equal installments on the first, second and third anniversary of the commencement of employment. The Company paid Mr. O'Connor the balance of his prior employment contract bonus of $55,000 in two equal installments in April 2005 and January 2006. Based upon the attainment of specified performance goals determined by the Company’s Compensation Committee and Mr. O'Connor, the Company agreed to pay Mr. O'Connor (1) up to $28,000 at the end of each of our fiscal years during the term of the agreement, and (2) at the end of our second and each subsequent fiscal year during the term of the agreement, options to purchase up to 27,000 shares of the Company's common stock at an exercise price equal to the market price of the Company's common stock on the date of grant, vesting in three equal installments on the first, second and third anniversary of the date of grant. All stock options described above are exercisable for a ten-year period from the date of grant. On March 14, 2006 the Board of Directors approved a performance bonus of $28,000 in accordance with Mr. O’Connor’s employment agreement. The payment was made to the CEO in September 2007.  In September 2006, all employees were asked to defer part of their salaries due to the Company’s declining financial position. After the Company entered into the October 31, 2006 Securities Purchase Agreement, all employees began to receive their full compensation except for Mr. O’Connor who continued to defer approximately $2,100 per month until May 2007. In May 2007, Mr. O’Connor voluntarily opted to defer 25% of his salary. In September 2007 all employees received payment of salaries that were deferred through August 2007. At September 30, 2007 the Company had recorded deferred compensation of $4,327 which was for Mr. O’Connor.

On March 9, 2005, in settlement of arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and CEO, the Company announced that it entered into a Consulting Agreement with Mark A. Fauci. Mr. Fauci remained a member of the Board of Directors until he voluntarily resigned his position on April 30, 2007. The agreement, which terminated Mr. Fauci's previous employment agreement with the Company, provided that Mr. Fauci performed consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expired December 2006. Mr. Fauci was nominated at the 2005 and 2006 annual meetings of stockholders to continue as a board member in accordance with the settlement agreement. The agreement also provided for a three-year payout schedule of the Company's obligation to pay Mr. Fauci's settlement of accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of September 30, 2007 the Company owed Mr. Fauci $515,000 for the settlement of deferred accrued salary.

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

The following table summarizes the aggregate commitments under employment and related agreement obligations as of September 30, 2007:

Aggregate Commitment
Three months ending December 31, 2007	320,000
Year ending December 31, 2008	195,000

Totals	$515,000

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

On March 9, 2005, in settlement of an arbitration proceeding arising from the December 13, 2004 termination of his employment agreement as President and Chief Executive Officer, the Company entered into a consulting agreement with Mark A. Fauci, a member of the board of directors. The agreement, which terminated Mr. Fauci's previous employment with the Company, provided that Mr. Fauci performed consulting services for the Company for a retroactive two-year period in exchange for consulting fees of $200,000 per year during the term of the agreement which expired December 2006. Mr. Fauci was nominated at the 2005 and 2006 annual meetings of stockholders to continue as a board member in accordance with the settlement agreement. Mr. Fauci voluntarily resigned his position on the board of directors on April 30, 2007. The agreement also provided for a three-year payout schedule of the obligation to pay Mr. Fauci's settlement of accrued salary under his previous employment agreement, in the amount of $625,000. Those payments commenced on October 1, 2005. This amount is payable at the rate of $10,000 per month for the initial 12 months and $20,000 per month thereafter. As of September 30, 2007 the Company paid Mr. Fauci $400,000 for consulting fees and $110,000 for settlement of deferred salary.

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

During 2005, Dr. Michael Davis, the Chairperson of the Executive Committee of the Board of Directors was compensated $95,000 for his service in this role to the Company. By unanimous consent of the Board of Directors on December 13, 2005, the Executive Committee was disbanded effective December 31, 2005 in keeping with the long term strategic plan to reorganize and restructure the Company’s Board. The Company offered Dr. Davis a new consulting contract in January 2006, whereby he will provide medical and scientific expertise for the Company. Dr. Davis was compensated $5,000 per month for his consulting services. This agreement was amended in May 2006 and his compensation was reduced to $2,500 per month for September through September 2006. As of October 1, 2006 the agreement was amended again and Dr. Davis’ compensation was increased to $4,000 per month. In May 2007, his consulting fees were reduced to $2,000 for May 2007 and $1,000 for June 2007. Beginning July 1, 2007, his services were suspended due to the financial condition of the Company. In the nine months ended September 30, 2007, the Company paid Dr. Davis $32,000.

NOTE 10 – Accounting for the Uncertainty in Income Taxes

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the nine months ended September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Overview and Corporate Information

Unless the context otherwise requires, “we,” “our,” “us” and similar phrases refer to Advanced BioPhotonics Inc. (a publicly-traded company formerly known as Promos, Inc. and then as OmniCorder Technologies, Inc.), which acquired all the assets and assumed all the liabilities of OmniCorder Technologies, Incorporated, a privately-held company, in a recapitalization transaction on December 19, 2003, and succeeded to the business of OmniCorder as its sole line of business. We were founded in 1997 to acquire, develop and commercialize advanced technology for the diagnosis and management of a large variety of diseases including cancer and vascular disease. Our lead product, the BioScanIR® system, measures abnormal blood flow associated with the presence of tumors and vascular disease, and assists physicians and researchers in differentiating between normal and abnormal tissues.

Our principal executive offices are located at 125 Wilbur Place, Suite 120, Bohemia, New York 11716, and our telephone number is (631) 244-8244.

Plan of Operations

Planned Clinical Trials in 2007.

•
Pigmented Lesions of the Skin assessment (Melanoma).  Melanoma detection and assessment represents a large clinical problem and a disease state where the BioScanIR® system may readily measure and assess the primary photonic emissions of skin tumors. In July 2007, we began a pilot research trial at Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School. The first results for this trial are anticipated to be available in late November 2007.

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

We intend to concentrate our efforts and pursue clinical trials in the above noted applications provided that we have sufficient funds to do so. Previously, we had reported that we had also intended to organize a clinical trial to test the assessment of peripheral perfusion. The assessment of peripheral perfusion after tourniquet stress is a non invasive method of measuring peripheral outflow as a measure of systemic vascular disease. The current methods employ ultrasound techniques over which we may have significant benefits. After further investigation, we have decided to focus our limited assets on pigmented lesions of the skin assessment (Melanoma) and adjunctive screening and detection of breast cancer. As of November 1, 2007, we had two fully functional prototype or commercial units installed in various U.S. medical institutions for testing and evaluation.

As of November 1, 2007, we anticipate that our cash requirements to fund these activities as well as other operating or investing cash requirements over the next month will be greater than our current cash on hand. We have reduced the size of our organization and have cut back operational expenses. But, if we are unable to obtain additional sufficient funds in the next month, we will be forced to cease our production and operations, all of which could have a material adverse impact on our business prospects. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Revenue Model

We believe that initial revenues will come primarily from the sale of the BioScanIR® system in the applications of Pigmented Lesions of the Skin assessment (Melanoma) and / or adjunctive screening and detection of breast cancer. Other customers such as imaging research organizations may purchase BioScanIR® systems for use in their own research programs. It is possible, however, that initial revenues in certain applications could involve an operating lease for the equipment or a fee per use, either as the sole revenue source, or more likely in combination with other forms of revenue. Such other forms could include up front licensing fees, and/or annual maintenance fees over the estimated 4-5 year life of the BioScanIR® system. Even if the initial source of revenue is the sale of the BioScanIR® system, it is anticipated that such sales would also be accompanied by annual maintenance fees. As we expand our efforts into other applications we will evaluate our revenue model options.

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

Results of Operations

Three Months ended September 30, 2007 as Compared to Three Months ended September 30, 2006

The following represents a summary of the results of operations for the three months ended September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Research and development	$85,280	$342,916
Selling, general and administrative	401,210	578,937
Total Operating Expenses	486,490	921,853
Operating Loss	(486,490)	(921,853)
Change in fair value of non-employee stock options, warrants, and conversion options	5,982,698	(2,531,966)
Registration rights penalties	187,868	131,867
Interest and other expenses, net	263,106	133,372
Net (Loss) Income	(6,920,162)	1,344,874
Accumulated Dividend on Series A Convertible Preferred Stock	21,348	15,500
Accumulated Dividend on Series B Convertible Preferred Stock	14,793	10,681
Net (loss) income attributable to common stockholders- basic and diluted	$(6,956,303)	$1,318,693
Basic net (loss) income per share	$0.19	$0.04
Weighted average number of shares outstanding - basic	37,434,881	30,783,141
Diluted net (loss) income per share	$0.19	$0.02
Weighted average number of shares outstanding - diluted	37,434,881	85,954,981

Net Income / (Loss). We had net loss of $6,920,162 and a net income of $1,344,874 for the three months ended September 30, 2007 and 2006, respectively. The net loss attributable to common stockholders was $6,956,303 for the three months ended September 30, 2007 compared to the $1,318,693 net income attributable to common stockholders for the three months ended September 30, 2006. The three months ended September 30, 2007 and 2006 included a non-cash loss of $5,982,698 and a non-cash gain of $2,531,966, respectively, for the change in of the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non-employee options. We used the intrinsic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. Pursuant to the August 29, 2007 Amendment of Notes, the applicable discount changed from 40% to 50% on the outstanding secured convertible notes between us and the Purchasers. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

The three month period ended September 30, 2007 and 2006, included $21,348 and $15,500, respectively, of accumulated dividends on our series A convertible preferred stock and $14,793 and $10,681, respectively, of accumulated dividends on our series B convertible preferred stock. Dividends are payable in cash or, at our option, in additional shares of series A and series B convertible preferred stock. We have been a development stage enterprise and have had a cumulative net loss of $31,888,000 since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003 and December 14, 2004 private placements, the August 10, 2005 proprietary rights offering and the November 14, 2005, September 12, 2006, October 31, 2006 and August 29, 2007 Securities Purchase Agreements, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR® System.

Research and Development Expenses. Research and development expense decreased by $257,636, or 75.1%, to $85,280 for the three months ended September 30, 2007 as compared to $342,916 for the three months ended September 30, 2006.

Significant components of the research and development activity for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 were:

Technical salaries and consulting expense decreased by $179,924 to $13,455 from $193,379, attributable to a reduction of headcount in our product development and quality control support staff to one employee from seven employees and the reduction of outside consultants. Fewer employees in the three months ended September 30, 2007 attributed to the decrease in business travel and entertainment expenses by $12,212 to $4,097 from $16,309.

Expenses for materials used in research and development and pilot site support decreased by $51,570 to $8,145 for the three months ended September 30, 2007 from $59,715 for the three months ended September 30, 2006. In the last quarter of 2005, we hired an outside consulting firm to perform our quality, regulatory and clinical service. We terminated the contract with the consulting firm in the third quarter of 2006. During the three months ended September 30, 2006, we paid $15,000 to the consulting firm compared to $0 during the three months ended September 30, 2007. Pilot site support decreased $30,801 to $7,500 for the three months ended September 30, 2007 from $38,301 for the three months ended September 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $177,727, or 30.7%, to $401,210 for the three months ended September 30, 2007 as compared to $578,937 for the three months ended September 30, 2006.

Significant components of the decrease for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 were:

Consulting expenses were $4,273 and $80,922 for the three months ended September 30, 2007 and 2006, respectively. Of the $76,649 decrease, $50,000 was attributable to the completion of the two year business consulting agreement we entered into with our former CEO. The agreement was part of a settlement of an arbitration proceeding which paid our former CEO $200,000 per year and expired December 2006. In the three months ended September 30, 2006, we had $50,000 in expenses related to this agreement. In the three months ended September 30, 2006 we anticipated going to the 2006 Plastic Surgery Conference in California. We paid a consultant $15,000 for the preparation and the marketing materials for that conference. We did not attend any conference in the three months ended September 30, 2007.

Administrative and business development payroll and payroll related expenses decreased $45,506 to $154,281 from $199,787. In the three months ended September 30, 2007, there was a reduction in headcount by one full time administrative support staff. In addition, during the three months ended September 30, 2007, two employee’s wages and time were reduced.

In the three months ended September 30, 2006, we granted stock options to purchase 160,555 shares of our common stock from our 2005 Incentive Plan to a Director. The fair value of the grant was $21,996 and was recorded as a compensation charge in the quarter ended September 30, 2006 in accordance with SFAS 123R. There were no stock option grants during the three months ended September 30, 2007.

Investor relation expenses decreased by $35,860 to $2,775 for the three months ended September 30, 2007 from $38,635 for the three months ended September 30, 2006. A significant part of the decrease was attributable the $30,000 paid to the outside investor relations firm in the three months ended September 30, 2006. We did not retain the investor relations firm in 2007.

For the three months ended September 30, 2007, financing costs increased $22,394 to $93,774 from $71,380 for the three months ended September 30, 2006. The increase was related to the amortized expense of deferred financing costs related to the Securities Purchase Agreements we entered into on November 14, 2005, September 12, 2006, October 31, 2006 and August 29, 2007.

Insurance expense increased $14,327 to $74,757 for the three months ended September 30, 2007 from $60,430 for the three months ended September 30, 2006. The increase is attributable to the increased premium charged for the Director’s and Officer’s liability insurance. The policy renews each November.

Nine months Ended September 30, 2007 as Compared to Nine months Ended September 30, 2006

The following represents a summary of the results of operations for the nine months ended September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Research and development	$345,863	$984,832
Selling, general and administrative	1,401,049	2,041,010
Total Operating Expenses	1,746,912	3,025,842
Operating Loss	(1,746,912)	(3,025,842)
Change in fair value of non-employee stock options, warrants, and conversion options	4,065,446	3,396,148
Registration rights penalties	558,919	241,200
Interest and other expenses, net	696,755	276,288
Net Loss	(7,068,032)	(6,939,478)
Accumulated Dividend on Series A Convertible Preferred Stock	64,044	46,500
Accumulated Dividend on Series B Convertible Preferred Stock	44,378	32,044
Net loss attributable to common stockholders- basic and diluted	$(7,176,454)	$(7,018,022)
Basic and diluted net loss per share	$(0.21)	$(0.23)
Weighted average number of shares outstanding	34,541,577	30,697,588

Net Loss. We had net losses of $7,068,032 and $6,939,478 for the nine months ended September 30, 2007 and 2006, respectively. The net loss attributable to common stockholders was $7,176,454 for the nine months ended September 30, 2007 compared to $7,018,022 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, this included $64,044 and $46,500, respectively, of accumulated dividends on our series A convertible preferred stock and $44,378 and $32,044, respectively, of accumulated dividends on our series B convertible preferred stock. The dividends are payable in cash or, at our option, additional shares of Series A and Series B convertible preferred stock. We have been a development stage enterprise and have had a cumulative net loss of $31,888,000, since inception in 1997. During this period we have expended cash raised through various equity offerings, and issued stock and options and warrants to purchase shares of our common stock in exchange for services. The increased loss has been funded by the proceeds of the December 19, 2003, the December 14, 2004 private placement, the proceeds of the August 10, 2005 proprietary rights offering and the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements, which has enabled us to continue product development, conduct clinical trials, build our administrative organization and promote the sales and marketing of BioScanIR® System.

For the nine months ended September 30, 2007 and 2006 this included a non-cash charge of $4,065,446 and $3,396,148, respectively, for the change in the fair value of the embedded conversion option of our convertible debenture and preferred stock, outstanding warrants, and non-employee options. We used the Black Scholes Valuation model to determine the fair value of the conversion option of our preferred stock, warrants and non employee option. We used the intrinsic value method to determine the fair value of the conversion option of our convertible debenture as the conversion price is at a 40% discount to current market prices of our common stock on conversion dates. Pursuant to the August 29, 2007 Amendment of Notes, the applicable discount changed from 40% to 50% on the outstanding secured convertible notes between us and the Purchasers. The significant assumptions used include the actual period closing price of our common stock, applicable volatility rates remaining contractual life and the period close risk free interest rate for the instruments remaining contractual life.

Research and Development Expenses. Research and development expense decreased by $638,969 to $345,863 for the nine months ended September 30, 2007 as compared to $984,832 for the nine months ended September 30, 2006.

Significant components of the research and development activity for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were:

Technical salaries and consulting expense decreased by $317,437 to $114,744 from $432,181 attributable to a reduction of six employees in the research and development department as well as a reduction of outside consultants. Having fewer employees and two less pilot sites in the nine months ended September 30, 2007 attributed to the decrease in business travel and entertainment by $46,865 to $17,184 from $64,049. Recruitment expense decreased $50,976 to $3,398 for the nine months ended September 30, 2007 from $54,374 for the nine months ended September 30, 2006.

Expenses for materials used in research and development and pilot site support decreased by $200,484 to $18,391 for the nine months ended September 30, 2007 from $218,875 for the nine months ended September 30, 2006. In the last quarter of 2005, we hired an outside consulting firm to perform our quality, regulatory and clinical service. During the nine months ended September 30, 2006 we paid $105,000 to the consulting firm compared to $0 during the nine months ended September 30, 2007. The contract was terminated in August 2006. Expenses for materials to refurbish and upgrade our BioScanIR’s in the nine months ended September 30, 2006 were $49,546 compared to $645 spent in the nine months ended September 30, 2007, a decrease of $48,901. Expenses for pilot site support and clinical trials decreased $35,179 to $16,450 in the nine months ended September 30, 2007 from $51,629 for the nine months ended September 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $639,961 to $1,401,049 from $2,041,010 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Significant components of the decrease for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were:

Consulting expenses decreased $177,000 to $40,710 for the nine months ended September 30, 2007 from $217,710 for the nine months ended September 30, 2006. The decrease was attributable to the completion of the two year business consulting agreement we entered into with the former CEO. The agreement was part settlement of an arbitration proceeding which paid our former CEO $200,000 per year and expired December 2006. In the nine months ended September 30, 2006 we had $150,000 in expenses related to this agreement compared to $0 in the nine months ended September 30, 2007. In the fourth quarter of 2006, we also terminated the consulting contract with an outside firm that provided investor relations services. For the nine months ended September 30, 2006 we had $202,357 in investor relation consulting expense of which $61,750 was for the fair value of a stock grant awarded to the investor relations company and $95,000 was for the monthly retainer fees.

Marketing expense decreased $45,774 to $1,150 for the nine months ended September 30, 2007 from $46,924 for the nine months ended September 30, 2006. In December 2005, we retained the services of an outside firm to do public relations. We terminated the contact in September 2006 and paid the firm $30,000 during that period. In the nine months ended September 30, 2006 we anticipated going to the 2006 Plastic Surgery Conference in California. We paid $6,877 for the deposit and marketing materials for that conference. We did not attend any conference in the three months ended September 30, 2007.

We incurred compensation expense of $332,149 for the nine months ended September 30, 2006 compared to $14,672 for the nine months ended September 30, 2007. Most of the $317,477 decrease is attributable to the new stock options granted to our outside directors under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123”). There were no new stock options granted in the nine months ended September 30, 2007.

Administrative and business development payroll expenses decreased $57,951 to $557,795 for the nine months ended September 30, 2007 from $615,746 for the nine months ended September 30, 2007. A reduction in headcount of two employees from 2006 and reducing time and wages of two employees in 2007 accounted for the decrease of approximately $140,800 in payroll. In March 2006, based upon the attainment of specified performance goals determined by our Compensation Committee and our CEO, we agreed to pay our CEO $28,000 under the terms of his employment agreement. There was no bonus accrued for the CEO in the nine months ended September 30, 2007. These decreases were offset by a reduction in administrative salaries to adjust for the over accrual for deferred officer’s salaries of $134,632 in the nine months ended September 30, 2006. There were no adjustments made in 2007. Fewer employees accounted for the $18,282 decrease in travel and entertainment expense to $6,404 from $24,686 in the nine months ended September 30, 2007 and 2006, respectively.

Our legal fees decreased $17,683 to $45,249 for the nine months ended September 30, 2007 from $62,932 for the nine months ended September 30, 2006. A settlement agreement with our former CFO resulted in higher legal fees in 2006. Accounting fees increased $27,791 to $222,117 for the nine months ended September 30, 2007 from $194,326 for the nine months ended September 30, 2006 due to the additional time spent on review of complex accounting transactions.

Financing costs increased $127,055 to $274,512 for the nine months ended September 30, 2007 from $147,457 for the nine months ended September 30, 2006. The increase is related to amortized expense of deferred financing costs related to the Securities Purchase Agreements we entered into in November 2005, September 2006, October 2006 and August 2007.

Insurance expense increased $34,162 to $216,062 for the nine months ended September 30, 2007 from $181,900 for the nine months ended September 30, 2006. The increase is attributable to the increased premium charged for the Director’s and Officer’s liability insurance. The policy renews each November.

Liquidity and Capital Resources

Management estimates that it will require additional cash resources during 2007, based upon its current operating plan and condition. As of November 1, 2007, we anticipate that our cash requirements to fund these activities as well as other operating or investing cash requirements over the next month will be greater than our current cash on hand. If we are unable to obtain additional sufficient funds in the next month, we will further reduce the size of our organization, and will be forced cease our production and operations, all of which could have a material adverse impact on our business prospects. We are currently investigating additional financing alternatives, including equity and/or debt financing and asset based funding sources associated with the commencement of product delivery. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. In the event that we cannot raise additional capital and we default on the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements, the investors could take a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property pursuant to executed a Security Agreement and an Intellectual Property Security Agreement. The Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements, all of which could have a material adverse impact on our business prospects. Our success depends upon many factors, including securing market acceptance for our products, obtaining adequate additional financing on acceptable terms, and its ability to roll out the BioScanIR® system in sufficient quantities and at profitable revenue levels. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

As of September 30, 2007, we had cash balances and working capital deficit of $333,117 and $2,551,312, respectively, and total stockholders’ deficiency of $14,079,474. At November 1, 2007, we had approximately $205,000 in cash balances.

We have a deficit accumulated during the development stage, which commenced on February 7, 1997 through September 30, 2007 of $33,469,507 and cash flows used in operating activities during the development stage of $18,355,247. The accumulated loss resulted principally from costs incurred in developing our business plan, acquiring licenses for our technology, research and development, general and administrative expenses, establishing sales channels and fund raising activities.

August 2007 Securities Purchase Agreement

On August 29, 2007, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners, II, LLC (collectively, the “Purchasers”) for the sale of (i) $250,000 in secured convertible notes; and (ii) warrants to purchase 20,000,000 shares of our common stock. We received the $250,000 from the Purchasers on August 30, 2007.

The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.10 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The secured convertible notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the Initial Market Price, we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term “Initial Market Price” means the volume weighted average price of the Common Stock for the five trading days immediately preceding the closing which was $0.018.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we granted the Purchasers and a related entity a security interest in substantially all of our assets and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission within 30 days of receipt of written demand of the Purchasers and a related entity, which will include the common stock underlying the secured convertible notes. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.02 per share. There can be no assurance to how many, if any, of these warrants will be exercised. The warrants shares do not carry the same registration rights as the shares underlying the convertible notes.

Pursuant to the terms of the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements, the Purchasers and a related entity may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the warrants on a cashless basis, we will not receive any proceeds.

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants issued to the Purchasers and a related entity in the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements will be reduced accordingly with the exception of any securities issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreements. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers and a related entity have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

We are in default with the Purchasers under the November 2005 Securities Purchase Agreement because the registration statement was not declared effective within 120 days from November 14, 2005 and all of shares underlying the convertible notes and warrants were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission.  We are required to pay liquidated damages in shares of our common stock or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. At September 30, 2007, we accrued approximately $1,095,000 in liquidated damages. In addition, as of September 30, 2007 we were in default under the terms of the convertible notes issued pursuant to the November 2005, September 12, 2006 and October 31, 2006 Securities Purchase Agreements for failure to pay interest on the convertible notes. The Purchasers have granted us a waiver for defaults and damages resulting from such defaults related to the payment of interest on secured convertible debentures issued pursuant to the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements.

During the three months ended September 30, 2007, we did not receive any notices of conversion from the Purchasers.

General

We have committed to purchase infrared camera components from AEG Infrarot-Module GmbH for approximately $614,000 (430,500 euros) as of September 30, 2007. These components utilize QWIP technology. We have the exclusive license for QWIP technology from the California Institute of Technology (“Caltech”) for biomedical applications.

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

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Our company is not an accelerated filer (as defined in the Securities Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2007. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the nine months ended September 30, 2007, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 5) in our internal controls over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Default Upon Senior Securities

We are in default with the Purchasers under the November 2005 Securities Purchase Agreement because the registration statement was not declared effective within 120 days from November 14, 2005 and all of shares underlying the convertible notes and warrants were not registered under the February 14, 2007 Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission.  We are required to pay liquidated damages in shares of our common stock or cash, at our election, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. At September 30, 2007, we accrued approximately $1,095,000 in liquidated damages. In addition. as of September 30, 2007 we were in default under the terms of the November 2005, September 12, 2006 and October 31, 2006 Securities Purchase Agreements for failure to pay interest on the convertible notes. The Purchasers have granted us a waiver for defaults and damages resulting from such defaults related to the payment of interest on secured convertible debentures issued pursuant to the November 2005, September 2006, October 2006 and August 2007 Securities Purchase Agreements.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

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

Advanced BioPhotonics Inc.

Date: November 9, 2007	By:	/s/ Denis A. O’Connor
Denis A. O’Connor President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Celia Schiffner
Celia Schiffner Controller (Principal Financial Officer)